Form 10-Q
period 2026-03-31
Service Properties Trust
filed 2026-05-06
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of May 4, 2026: 647,206,961.

SERVICE PROPERTIES TRUST
FORM 10-Q
March 31, 2026

References in this Quarterly Report on Form 10-Q to the Company, SVC, we, us or our include Service Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I. Financial Information
Item 1. Financial Statements
SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Real estate properties:
Land	$1,747,312	$1,750,799
Buildings, improvements and equipment	6,184,443	6,198,233
Total real estate properties, gross	7,931,755	7,949,032
Accumulated depreciation	(2,488,252)	(2,442,966)
Total real estate properties, net	5,443,503	5,506,066
Acquired real estate leases and other intangibles, net	96,914	100,044
Assets of properties held for sale	75,482	94,366
Cash and cash equivalents	19,294	346,813
Restricted cash	20,064	25,275
Equity method investment	108,809	111,796
Due from related persons	7,184	241
Other assets, net	310,375	306,979
Total assets	$6,081,625	$6,491,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured debt, net	$2,249,224	$3,233,683
Secured debt, net	2,837,545	2,100,745
Accounts payable and other liabilities	483,039	458,908
Due to related persons	15,277	46,791
Liabilities of properties held for sale	2,804	5,329
Total liabilities	5,587,889	5,845,456

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 900,000,000 and 200,000,000 shares authorized, respectively; 168,054,570 and 168,070,129 shares issued and outstanding, respectively	1,681	1,681
Additional paid in capital	4,563,828	4,563,371
Cumulative other comprehensive income	2,082	2,068
Cumulative net income	1,841,475	1,992,653
Cumulative common distributions	(5,915,330)	(5,913,649)
Total shareholders’ equity	493,736	646,124
Total liabilities and shareholders’ equity	$6,081,625	$6,491,580
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Hotel operating revenues	$264,575	$334,963
Rental income	99,876	100,216
Total revenues	364,451	435,179

Expenses:
Hotel operating expenses	242,644	305,840
Net lease operating expenses	7,440	5,628
Depreciation and amortization	75,843	89,100
General and administrative	8,796	9,556
Transaction related costs	2,509	111
Loss on asset impairment	28,095	37,067
Total expenses	365,327	447,302

Gain on sale of real estate, net	1,355	746
Interest income	943	1,249
Interest expense (including amortization of debt issuance costs, discounts and premiums of $18,849 and $8,680, respectively)	(96,547)	(101,517)
Loss on early extinguishment of debt, net	(51,871)	—
Loss before income tax expense and equity in losses of an investee	(146,996)	(111,645)
Income tax expense	(1,181)	(843)
Equity in losses of an investee	(3,001)	(3,947)
Net loss	(151,178)	(116,435)
Other comprehensive income:
Equity interest in investee’s unrealized gains	14	153
Other comprehensive income	14	153
Comprehensive loss	$(151,164)	$(116,282)

Weighted average common shares outstanding (basic and diluted)	166,395	165,615

Net loss per common share (basic and diluted)	$(0.91)	$(0.70)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income	Total
Balance at December 31, 2025	168,070,129	$1,681	$(5,913,649)	$4,563,371	$1,992,653	$2,068	$646,124
Net loss	—	—	—	—	(151,178)	—	(151,178)
Equity interest in investee’s unrealized gains	—	—	—	—	—	14	14
Common share grants	—	—	—	488	—	—	488
Common share repurchases	(15,559)	—	—	(31)	—	—	(31)
Distributions	—	—	(1,681)	—	—	—	(1,681)
Balance at March 31, 2026	168,054,570	$1,681	$(5,915,330)	$4,563,828	$1,841,475	$2,082	$493,736

Balance at December 31, 2024	166,636,537	$1,666	$(5,906,966)	$4,560,334	$2,194,974	$1,865	$851,873
Net loss	—	—	—	—	(116,435)	—	(116,435)
Equity interest in investee’s unrealized gains	—	—	—	—	—	153	153
Common share grants	32,490	—	—	664	—	—	664
Common share repurchases	(1,539)	—	—	(4)	—	—	(4)
Common share forfeitures	(20,767)	—	—	(12)	—	—	(12)
Distributions	—	—	(1,666)	—	—	—	(1,666)
Balance at March 31, 2025	166,646,721	$1,666	$(5,908,632)	$4,560,982	$2,078,539	$2,018	$734,573
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(151,178)	$(116,435)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	75,843	89,100
Net amortization of debt issuance costs, discounts and premiums as interest	18,849	8,680
Straight line rental income	(1,431)	(3,878)
Loss on early extinguishment of debt, net	51,871	—
Loss on asset impairment	28,095	37,067
Equity in losses of an investee	3,001	3,947
Gain on sale of real estate, net	(1,355)	(746)
Other non-cash income, net	(925)	(718)
Changes in assets and liabilities:
Due from related persons	(6,943)	(15,997)
Other assets	227	145
Accounts payable and other liabilities	22,641	35,820
Due to related persons	(3,117)	1,215
Net cash provided by operating activities	35,578	38,200
Cash flows from investing activities:
Real estate improvements	(49,893)	(61,426)
Hotel managers’ purchases with restricted cash	(1,639)	(1,124)
Real estate acquisitions and deposits	(7,574)	(723)
Net proceeds from sale of real estate	8,634	21,081
Net cash used in investing activities	(50,472)	(42,192)
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of discounts	744,980	—
Repayment of mortgage notes payable	(490)	(489)
Repayments of senior unsecured notes	(1,038,697)	—
Borrowings under variable funding note	—	45,000
Repayments of revolving credit facility	—	(100,000)
Payment of debt issuance costs	(21,917)	(2,141)
Repurchase of common shares	(31)	(4)
Distributions to common shareholders	(1,681)	(1,666)
Net cash used in financing activities	(317,836)	(59,300)

Decrease in cash and cash equivalents and restricted cash	(332,730)	(63,292)
Cash and cash equivalents and restricted cash at beginning of period	372,088	157,386
Cash and cash equivalents and restricted cash at end of period	$39,358	$94,094
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Supplemental cash flow information:
Cash paid for interest	$51,049	$46,795
Cash refunded for income taxes	$(198)	$(183)

Non-cash investing activities:
Real estate improvements accrued, not paid	$17,495	$24,329

Supplemental disclosure of cash and cash equivalents and restricted cash:

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:
	As of March 31,
	2026	2025
Cash and cash equivalents	$19,294	$80,147
Restricted cash (1)	20,064	13,947
Total cash and cash equivalents and restricted cash	$39,358	$94,094
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

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

Note 1. Organization and Basis of Presentation
Service Properties Trust, or we, us or our, is a real estate investment trust, or REIT, organized on February 7, 1995 under the laws of the State of Maryland, which invests in service-focused retail net lease properties and hotels. At March 31, 2026, we owned, directly and through our subsidiaries, 761 service-focused retail net lease properties and 93 hotels.
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2025, or our 2025 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. These condensed consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are 100% owned directly or indirectly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods and those of our tenants and managers are not necessarily indicative of the results that may be expected for the full year.
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
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $126,671 and $122,004 as of March 31, 2026 and December 31, 2025, respectively, and consist primarily of our TRSs’ investment in Sonesta International Hotels Corporation’s, or, collectively with its parent and subsidiaries, Sonesta’s, common stock and amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $64,314 and $57,846 as of March 31, 2026 and December 31, 2025, respectively, and consist primarily of amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
Note 2. Recent Accounting Pronouncements
In November 2024, the FASB issued Accounting Standards Update, or ASU, No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, or ASU No. 2024-03, which requires public entities to disclose specific expense categories such as employee compensation, depreciation and intangible asset amortization. These details must be presented in a tabular format in the notes to financial statements for both interim and annual reporting periods. ASU No. 2024-03 is required to be applied prospectively but can be applied retrospectively, and is effective for the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact ASU No. 2024-03 will have on our condensed consolidated financial statements.
Note 3. Revenue Recognition
We recognize in our condensed consolidated statements of comprehensive income (loss), hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
We recognize rental income from operating leases on a straight line basis over the terms of the lease agreements in our condensed consolidated statements of comprehensive income (loss). We increased rental income by $1,431 and $3,878 for the three months ended March 31, 2026 and 2025, respectively, to record scheduled rent changes under certain of our leases on a straight line basis. Other assets, net, includes $101,710 and $98,729 of straight line rent receivables at March 31, 2026 and December 31, 2025, respectively.
Certain of our lease agreements require additional percentage rent if gross revenues of our properties exceed certain thresholds defined in our lease agreements. We may determine percentage rent due to us under our leases monthly, quarterly or annually, depending on the specific lease terms, and recognize it when all contingencies are met and the rent is earned. We recorded percentage rent of $940 and $846 for the three months ended March 31, 2026 and 2025, respectively.
Note 4. Per Common Share Amounts
We calculate basic earnings per common share using the two class method. We calculate diluted earnings per common share using the more dilutive of the two class method or the treasury stock method. Unvested common share awards and other potentially dilutive common shares, together with the related impact on earnings, are considered when calculating diluted earnings per common share. For the three months ended March 31, 2026 and 2025, there were no dilutive common shares and certain unvested common shares were not included in the calculation of diluted earnings per common share because to do so would have been antidilutive.
Note 5. Real Estate Properties
As of March 31, 2026, we owned 761 service-focused retail net lease properties with an aggregate of 13,605,978 square feet that are primarily subject to “triple net” leases, or net leases where the tenant is generally responsible for payment of operating expenses and capital expenditures of the property during the lease term and 93 hotels with an aggregate of 21,110 rooms or suites. Our properties had an aggregate undepreciated book value of $8,058,562, including $126,807 related to properties classified as held for sale as of March 31, 2026 and an aggregate undepreciated book value of $8,102,783, including $153,751 related to properties classified as held for sale as of December 31, 2025.
We funded capital improvements to certain of our properties of $20,930 and $45,869 during the three months ended March 31, 2026 and 2025, respectively.
Acquisitions
During the three months ended March 31, 2026, we acquired three net lease properties with a total of 8,788 square feet for a combined purchase price of $7,398, excluding closing costs. We accounted for these transactions as acquisitions of assets and allocated the purchase price based on the estimated fair value of the acquired assets as follows:

Quarter Acquired	Property Type	Number of Properties	Square Feet	Purchase Price (1)	Land	Buildings, Improvements and Equipment	Acquired Real Estate Leases
Q1 2026	Net Lease	3	8,788	$7,485	$1,946	$4,641	$898
(1)Purchase price is the gross contract price, plus closing costs of $87.
From April 1, 2026 through May 4, 2026, we acquired one net lease property with a total of 3,200 square feet for a purchase price of $1,776, excluding closing costs.
Dispositions
During the three months ended March 31, 2026, we sold three properties for a combined sales price of $8,385, excluding closing costs. The sales of these properties, as presented in the table below, do not represent a strategic shift in our business. As a result, the results of the operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)

Quarter Sold	Property Type	Number of Properties	Square Feet / Rooms or Suites	Gross Sales Price (1)	Gain (Loss) on Sale of Real Estate, net
Q1 2026	Hotel	1	133	$7,100	$1,154
Q1 2026	Net Lease	2	4,712	1,285	201
		3	133 / 4,712	$8,385	$1,355
(1)Gross sales price is the gross contract price, excluding closing costs.
As of March 31, 2026, we had eight hotels with a total of 1,012 keys and 22 net lease properties with a total of 123,771 square feet classified as held for sale. See Note 14 for further information on certain of these properties. During the three months ended March 31, 2026, one hotel previously classified as held for sale was reclassified to held and used as we are no longer marketing it for sale. Upon reclassification, depreciation was resumed, and the hotel was measured at the lower of its carrying amount adjusted for depreciation that would have been recognized during the held for sale period or its fair value. No impairment was recorded and the amount subject to the reclassification was not material to our condensed consolidated financial statements. The following table summarizes the major class of assets and liabilities of our properties held for sale by our net lease investments and hotel investments segments as of March 31, 2026:

	As of March 31, 2026
	Net Lease	Hotels	Total
Assets of properties held for sale:
Real estate properties, net	$13,199	$57,944	$71,143
Other assets, net (1)	64	4,275	4,339
Total assets of properties held for sale	$13,263	$62,219	$75,482

Liabilities of properties held for sale:
Accounts payable and other liabilities	$34	$2,770	$2,804
Total liabilities of properties held for sale	$34	$2,770	$2,804
(1) Other assets, net includes working capital of $1,151 for our hotel investments segment as described in Note 6.
From April 1, 2026 through May 4, 2026, we sold 11 net lease properties with a total of 88,084 square feet for a combined sales price of $9,160, excluding closing costs. We have also entered into agreements to sell seven net lease properties with a total of 30,161 square feet for a combined sales price of $3,415, excluding closing costs. These pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales, that these sales will not be delayed or that the terms will not change. We believe it is probable that the sales of these properties will be completed within one year.
Note 6. Leases and Management Agreements
As of March 31, 2026, we owned 761 service-focused retail properties net leased to 185 tenants, including 175 travel centers leased to TravelCenters of America Inc., or TA, our largest tenant, and 93 hotels included in four operating agreements managed by subsidiaries of the following companies: Sonesta (68 hotels), Hyatt Hotels Corporation, or Hyatt (17 hotels), Radisson Hospitality, Inc., or Radisson (seven hotels), and InterContinental Hotels Group, plc, or IHG (one hotel). Hereinafter, these companies are sometimes referred to as our managers and/or tenants, or collectively, operators. We do not operate any of our properties.
Net Lease Portfolio
As of March 31, 2026, we owned 761 service-focused retail net lease properties with an aggregate of 13,605,978 square feet with leases requiring annual minimum rents of $392,199 with a weighted (by annual minimum rents) average remaining lease term of 7.3 years. Our net lease properties were 96.6% occupied and leased by 185 tenants operating under 140 brands in 21 distinct industries.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
TA Leases
As of March 31, 2026, TA is our largest tenant, representing 33.0% of our total historical real estate investments. We lease to TA a total of 175 travel centers under five master leases, or our TA leases, that expire in 2033 subject to TA’s right to extend those leases, and require annual minimum rents of $264,262 as of March 31, 2026. TA receives a monthly rent credit totaling $25,000 per year over the 10-year initial term of the TA leases as a result of rent it prepaid.
Our TA leases are “triple net” leases that require TA to pay all costs incurred in the operation of the leased travel centers, including personnel, utility, inventory, customer service and insurance expenses, real estate and personal property taxes, environmental related expenses, underground storage tank maintenance costs and ground lease payments at those travel centers at which we lease the property and sublease it to TA. Our TA leases generally require TA to indemnify us for certain environmental matters and for liabilities that arise during the terms of the leases from ownership or operation of the leased travel centers. TA is required to maintain the leased travel centers, including structural and non-structural components. BP Corporation North America Inc., a subsidiary of BP p.l.c., guarantees payment under each of the TA leases, limited to an aggregate cap which was $2,943,588 as of March 31, 2026.
We recognized rental income from our TA leases of $67,834 for each of the three months ended March 31, 2026 and 2025. Rental income increased by $1,743 and $3,039 for the three months ended March 31, 2026 and 2025, respectively, to record the scheduled rent changes on a straight line basis. As of March 31, 2026 and December 31, 2025, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $58,509 and $55,157, respectively, included in other assets, net in our condensed consolidated balance sheets.
Our other net lease agreements generally provide for minimum rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We recognized rental income from our net lease properties (excluding TA) of $32,042 and $32,382 for the three months ended March 31, 2026 and 2025, respectively, which included $(312) and $839, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight line basis.
We continually review receivables related to rent, straight line rent and property operating expense reimbursements and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes an assessment of whether substantially all of the amounts due under a tenant’s lease are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received. We recognize all changes in the collectability assessment for an operating lease as an adjustment to rental income. We recorded reserves for uncollectable amounts and reduced rental income by $2,235 and $235 for the three months ended March 31, 2026 and 2025, respectively, based on our assessment of the collectability of rents. We had reserves for uncollectable rents of $5,349 and $3,115 as of March 31, 2026 and December 31, 2025, respectively, included in other assets, net in our condensed consolidated balance sheets.
Hotel Agreements
Sonesta Agreements
As of March 31, 2026, Sonesta managed 39 of our full service hotels, 22 of our extended stay hotels and seven of our select service hotels pursuant to management agreements. As of March 31, 2026, the hotels Sonesta managed for us comprised approximately 41.8% of our total historical real estate investments.
We are at various stages of selling 15 hotels with 3,022 keys managed by Sonesta. Following the completion of the hotel sales, we expect to retain 53 hotels managed by Sonesta, or the Retained Hotels. As discussed below, in August 2025, we and Sonesta amended and restated our management agreements for the Retained Hotels and certain other hotels managed by Sonesta and waived any termination fees under the existing Sonesta management agreement associated with the sale of certain hotels.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Prior to August 1, 2025, all of the hotels managed by Sonesta were managed pursuant to a management agreement that was scheduled to expire on January 31, 2037, or the legacy Sonesta agreement, and provided that we would be paid an annual owner’s priority return if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), were sufficient to do so. The legacy Sonesta agreement further provided that we would be paid an additional return equal to 80% of the operating profits, as defined therein, after paying the owner’s priority return, reimbursing owner or manager advances, funding reserves established for the regular refurbishment of our hotels, or FF&E reserves, and paying Sonesta’s incentive fee, if any.
Effective August 1, 2025, we entered into new management agreements with Sonesta for most of the Retained Hotels and certain other hotels managed by Sonesta, or the Retained Hotel agreements. Each Retained Hotel agreement expires on July 31, 2040 and includes two 10-year renewal options at Sonesta’s option. Pursuant to the Retained Hotel agreements, we will pay Sonesta, after payment of hotel operating expenses, a base management fee equal to 3.0% of gross revenues for full service hotels and 5.0% for extended stay and select service hotels. Additionally, we are required to pay (i) an incentive fee equal to 20% of EBITDA, as defined in the Retained Hotel agreements, in excess of the incentive threshold of each hotel, subject to caps, commencing with the 2026 calendar year, which has initially been set at $194,248 in the aggregate and increases based on the amount by which each hotel’s capital expenditures exceeds their respective FF&E reserve (the aggregate incentive threshold under our Retained Hotel agreements as of March 31, 2026 was $196,236); (ii) a brand promotion fee of 3.5% of gross room revenues; (iii) a loyalty fee of the greater of (x) 1.0% of gross room revenues or (y) 4.5% of qualified room revenue, in the case of full service hotels, 2.5%, in the case of extended stay hotels, and 3.0%, in the case of select service hotels; (iv) a centralized service fee equal to $1,100 per year for full service hotels and $250 per year for extended stay and select service hotels, adjusted annually based on the Consumer Price Index; and (v) a construction management fee of 3.0% of construction and capital expenditures managed by Sonesta. We have the right to terminate the Retained Hotel agreements for certain events of default, casualty and condemnation events, and if minimum performance thresholds are not met for two consecutive calendar years beginning with the measurement period commencing with the 2028 calendar year. The Retained Hotel agreements are not subject to any pooling, cross-default or other similar contractual arrangement and the legacy Sonesta agreement will remain subject to a pooling agreement and cross-default provisions until the remainder of the hotels subject to that agreement are sold. Our legacy Sonesta agreement and the Retained Hotel agreements are collectively referred to as our Sonesta agreements.
We realized returns under our Sonesta agreements of $10,867 and $18,169 during the three months ended March 31, 2026 and 2025, respectively.
We incurred management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing programs or brand promotion fees, and third-party reservation transmission fees or centralized service fees of $13,206 and $26,276 for the three months ended March 31, 2026 and 2025, respectively. We accrued estimated incentive fees of $1,313 during the three months ended March 31, 2026 based on year-to-date results of certain Sonesta managed hotels in comparison to each hotel’s respective incentive threshold. The actual amount of incentive fees incurred for 2026, if any, will be based upon individual hotels’ cumulative annual results in comparison to their respective incentive thresholds and will be payable in 2027. These fees and costs are included in hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). In addition, we incurred procurement and construction supervision fees payable to Sonesta pursuant to our legacy Sonesta agreement and construction management fees payable to Sonesta pursuant to our Sonesta agreements of $397 and $621 for the three months ended March 31, 2026 and 2025, respectively, which have been capitalized in our condensed consolidated balance sheets and are depreciated over the estimated useful lives of the related capital assets.
Our Sonesta agreements require us to fund capital expenditures made at our hotels. We incurred capital expenditures for hotels included in our Sonesta agreements in an aggregate amount of $18,697 and $41,561 during the three months ended March 31, 2026 and 2025, respectively. We owed Sonesta $10,587 and $39,509 for capital expenditures and other reimbursements at March 31, 2026 and December 31, 2025, respectively. Sonesta owed us $7,184 and $241 in returns under our Sonesta agreements and other amounts as of March 31, 2026 and December 31, 2025, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our condensed consolidated balance sheets. Our legacy Sonesta agreement requires that 5% of the hotel gross revenues be escrowed for future capital expenditures as FF&E reserves, subject to available cash flows after payment of the owner’s priority returns due to us. No FF&E escrow deposits were required during the three months ended March 31, 2026 or 2025.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
We are required to maintain minimum working capital for each of our hotels managed by Sonesta and have advanced a fixed amount based on the number of rooms in each hotel to meet the cash needs for hotel operations. As of March 31, 2026 and December 31, 2025, we had advanced $31,702 and $31,835, respectively, of initial working capital to Sonesta net of any working capital returned to us on termination of the applicable management agreements in connection with hotels we have sold. These amounts are included in other assets, net and assets of properties held for sale, as applicable, in our condensed consolidated balance sheets. Any remaining working capital would be returned to us upon termination in accordance with the terms of our Sonesta agreements.
See Notes 7 and 11 for further information regarding our relationships, agreements and transactions with Sonesta.
Hyatt Agreement
As of March 31, 2026, Hyatt managed 17 of our select service hotels pursuant to a portfolio management agreement that expires on March 31, 2031, or our Hyatt agreement, and provides that, as of March 31, 2026, we are to be paid an annual owner’s priority return of $17,400. Any returns we receive from Hyatt are currently limited to the hotels’ available cash flows, if any, after payment of operating expenses. Hyatt has provided us with a $30,000 limited guarantee for 75% of the aggregate annual owner’s priority returns due to us. We realized returns under our Hyatt agreement of $3,262 and $3,127 during the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 and 2025, the hotels under this agreement generated cash flows that were less than the guaranteed owner’s priority level due to us for these periods, and we reduced hotel operating expenses by $1,444 and $1,367, respectively, to record the guaranteed amount of the shortfalls due from Hyatt. The available balance of the guaranty was $25,048 as of March 31, 2026. During the three months ended March 31, 2026 and 2025, we incurred capital expenditures for certain hotels included in our Hyatt agreement of $55 and $1,619, respectively.
Radisson Agreement
As of March 31, 2026, Radisson managed seven of our full service hotels pursuant to a portfolio management agreement that expires on July 31, 2031, or our Radisson agreement, and provides that we are to be paid an annual owner’s priority return of $10,920. Radisson has provided us with a $22,000 limited guarantee for 75% of the aggregate annual owner’s priority returns due to us. We realized returns under our Radisson agreement of $2,047 and $1,403 during the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 and 2025, the hotels under this agreement generated cash flows that were less than the guaranteed owner’s priority level due to us for these periods, and we reduced hotel operating expenses by $382 and $2,045, respectively, to record the guaranteed amount of the shortfalls due from Radisson. The available balance of the guaranty was $16,203 as of March 31, 2026. During the three months ended March 31, 2026, we incurred capital expenditures of $138 for the hotels included in our Radisson agreement, which resulted in an increase in our contractual owner’s priority returns of $9. We did not incur any capital expenditures during the three months ended March 31, 2025 for the hotels included in our Radisson agreement.
IHG Agreement
Our management agreement with IHG, or our IHG agreement, for one hotel expires on January 31, 2027. We realized returns under our IHG agreement of $1,131 and $2,243 during the three months ended March 31, 2026 and 2025, respectively. Any returns we receive from IHG are limited to the hotel’s available cash flows, if any, after payment of operating expenses. During the three months ended March 31, 2026 and 2025, we incurred capital expenditures of $271 and $975, respectively, for the hotel included in our IHG agreement.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Note 7. Equity Method Investment
As of both March 31, 2026 and December 31, 2025, we owned 34% of Sonesta’s outstanding common stock. We account for our 34% non-controlling interest in Sonesta under the equity method of accounting.
As of March 31, 2026 and December 31, 2025, our investment in Sonesta had a carrying value of $108,809 and $111,796, respectively. On the date of acquisition of our initial equity interest in Sonesta (February 27, 2020), the cost basis of our investment in Sonesta exceeded our proportionate share of Sonesta’s total stockholders’ equity book value by an aggregate of $8,000. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 31 years, the weighted average remaining useful life of the real estate assets and intangible assets and liabilities owned by Sonesta as of the date of our acquisition. We recorded amortization of the basis difference of $65 in both of the three months ended March 31, 2026 and 2025. We recognized losses of $3,001 and $3,947 related to our investment in Sonesta for the three months ended March 31, 2026 and 2025, respectively. These amounts, which include amortization of the basis difference, are included in equity in losses of an investee in our condensed consolidated statements of comprehensive income (loss).
We recorded a liability of $42,000 for the fair value of our initial investment in Sonesta, as no cash consideration was exchanged related to the modification of our management agreement with, and investment in, Sonesta. This liability for our investment in Sonesta is included in accounts payable and other liabilities in our condensed consolidated balance sheets and is being amortized on a straight-line basis through the initial term of the legacy Sonesta agreement, January 31, 2037, as a reduction to hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). We reduced hotel operating expenses by $621 for each of the three months ended March 31, 2026 and 2025, for amortization of this liability. As of March 31, 2026 and December 31, 2025, the unamortized balance of this liability was $26,890 and $27,511, respectively.
See Notes 6 and 11 for further information regarding our relationships, agreements and transactions with Sonesta.
Note 8. Indebtedness
Our principal debt obligations at March 31, 2026 were: (1) $2,275,000 aggregate outstanding principal amount of senior unsecured notes; (2) $1,580,155 aggregate outstanding principal amount of senior secured notes; (3) $1,349,164 aggregate outstanding principal amount of net lease mortgage notes; and (4) $45,000 of outstanding borrowings under our $45,000 variable funding note, or the VFN. We had no amounts outstanding under our revolving credit facility as of March 31, 2026.
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
Interest payable on drawings under our revolving credit facility is based on the secured overnight financing rate, or SOFR, plus a margin ranging from 1.50% to 3.00% based on our leverage ratio, as defined in our credit agreement, which was 2.75% as of March 31, 2026. We also pay unused commitment fees of 20 to 30 basis points per annum on the total amount of lending commitments under our revolving credit facility based on amounts outstanding. As of March 31, 2026 and 2025, the annual interest rate payable on borrowings under our revolving credit facility was 6.43% and 6.91%, respectively. The weighted average annual interest rate for borrowings under our revolving credit facility was 6.94% for the three months ended March 31, 2025. As of both March 31, 2026 and May 4, 2026, we had no amounts outstanding under our revolving credit facility and $650,000 available for borrowing.
As collateral for all loans and other obligations under our revolving credit facility, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on certain properties. As of March 31, 2026, our revolving credit facility was secured by 55 properties, including 38 net lease properties and 17 hotels, with an aggregate undepreciated book value of $887,212.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Our debt agreements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR, ceasing to act as our business manager. Our debt agreements also contain covenants, including those that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Borrowings under our revolving credit facility are subject to meeting ongoing minimum performance and market values of the collateral properties, satisfying certain financial covenants and other credit facility conditions. We believe we were in compliance with the terms and conditions of our debt agreements as of March 31, 2026.
Redemption of Senior Unsecured Notes
In January 2026, we redeemed $300,000 of our $400,000 of 4.95% senior unsecured notes due 2027 for a redemption price equal to the principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption and a make whole premium of $1,569. As a result of the redemption, we recorded a loss on early extinguishment of debt of $2,174 during the three months ended March 31, 2026, which represented the write-off of unamortized discounts and issuance costs related to these notes.
In March 2026, we redeemed all $700,000 of our outstanding 8.375% senior guaranteed unsecured notes due 2029 for a redemption price equal to the principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption and a make whole premium of $37,128. As a result of the redemption, we recorded a loss on early extinguishment of debt of $49,697 during the three months ended March 31, 2026, which represented the write-off of unamortized discounts and issuance costs related to these notes.
In April 2026, we redeemed all $450,000 of our outstanding 5.50% senior guaranteed unsecured notes due 2027 for a redemption price equal to the principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption and a make whole premium of $7,191.
In May 2026, we redeemed the remaining $100,000 of our outstanding 4.95% senior unsecured notes due 2027 for a redemption price equal to the principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption and a make whole premium of $216.
Net Lease Mortgage Notes
SVC ABS LLC, or the Initial Issuer, issued $610,200 in aggregate principal amount of net lease mortgage notes, or the Series 2023-1 Notes, on February 10, 2023. On March 6, 2026, the Initial Issuer, SVC 2026 ABS LLC and SVC 2026 TA ABS LLC, or collectively, the Issuers, issued $745,000 in aggregate principal amount of net lease mortgage notes in three classes, or the Series 2026-1 Notes. We contributed to the Issuers 158 properties with an undepreciated book value of $761,023 and required minimum rents of $84,179 as of March 31, 2026. The Issuers are wholly owned special purpose bankruptcy remote, indirect subsidiaries that are separate legal entities and are the sole owners of their respective assets and liabilities. The assets of the Issuers are not available to pay or otherwise satisfy obligations to the creditors of any owners or affiliates of the Issuers.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Our net lease mortgage notes are summarized below:

Series	Note Class	Principal Outstanding as of March 31, 2026	Coupon Rate	Initial Term (in years)	Maturity
2023-1	Class A	$300,298	5.15%	5	February 2028
2023-1	Class B	171,666	5.55%	5	February 2028
2023-1	Class C	132,200	6.70%	5	February 2028
	2023-1 Total / weighted average	604,164	5.60%
2026-1	Class A	220,000	5.16%	5	March 2031
2026-1	Class B	375,000	5.80%	5	March 2031
2026-1	Class M	150,000	7.55%	5	March 2031
	2026-1 Total / weighted average	745,000	5.96%
	Total / weighted average	$1,349,164	5.80%
The Series 2023-1 Class A notes and the Series 2023-1 Class B notes require monthly principal repayments at an annualized rate of 0.50% and 0.25% of the balance outstanding, respectively, and the Series 2023-1 Class C notes require interest payments only, with balloon payments due at maturity. The Series 2023-1 Notes mature in February 2028 and may be redeemed without penalty 24 months prior to the scheduled maturity date beginning in February 2026.
The Series 2026-1 Class A notes and the Series 2026-1 Class B notes require monthly principal repayments at an annualized rate of 0.50% and 0.25% of the balance outstanding, respectively, and the Series 2026-1 Class M notes require interest payments only, with balloon payments due at maturity. The Series 2026-1 Notes mature in March 2031 and may be redeemed without penalty 24 months prior to the scheduled maturity date beginning in March 2029.
Our Series 2023-1 Notes and Series 2026-1 Notes are non-recourse and, as of March 31, 2026, were secured by 472 retail net lease properties, including 158 properties that were contributed by us during the three months ended March 31, 2026. As of March 31, 2026, the current leases relating to the 472 properties required annual minimum rents of $150,754 and had an aggregate undepreciated book value of $1,511,474.
The VFN is also secured by the 472 net lease properties that secure our existing $1,349,164 of net lease mortgage notes. The VFN permits borrowings on a revolving basis up to $45,000 and the Issuer can borrow, repay and reborrow funds available until maturity. The maturity date of the VFN is January 27, 2027, and, subject to the payment of an extension fee and meeting certain other conditions, can be extended by one year at the Issuer’s option. The VFN requires interest payments only on drawings under the VFN based on SOFR plus a margin of 1.75%, and an unused commitment fee of 50 basis points per annum paid on undrawn amounts. As of March 31, 2026 and 2025, the annual interest rate payable on borrowings under the VFN was 5.43% and 6.16%, respectively. The weighted average annual interest rate for borrowings under the VFN was 5.42% and 6.19% for the three months ended March 31, 2026 and 2025, respectively. As of both March 31, 2026 and May 4, 2026, we had $45,000 outstanding under the VFN.
Note 9. Shareholders’ Equity
Share Purchases
During the three months ended March 31, 2026, we purchased an aggregate of 15,559 of our common shares, valued at $2.00 per common share, from certain former employees of RMR and Sonesta, in satisfaction of tax withholding and payment obligations in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on The Nasdaq Stock Market LLC, or Nasdaq, on the applicable purchase dates.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Equity Offering
On March 30, 2026, we amended our amended and restated declaration of trust, as amended and supplemented, to increase our authorized common shares from 200,000,000 to 900,000,000 shares.
In April 2026, we issued and sold 479,166,667 common shares, including 62,500,000 common shares pursuant to the exercise of the underwriters’ option to purchase additional shares, at $1.20 per share in an underwritten public offering. Our net proceeds from this offering were approximately $542,300, after deducting the underwriters’ discount and other offering expenses.
Distributions
During the three months ended March 31, 2026, we declared and paid a regular quarterly distribution to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 15, 2026	January 26, 2026	February 19, 2026	$0.01	$1,681
On April 9, 2026, we declared a regular quarterly distribution to common shareholders of record as of April 21, 2026 of $0.01 per share, or approximately $6,472. We expect to pay this distribution on or about May 14, 2026.
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

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
For the three months ended March 31, 2026 and 2025, the business management fees, property management fees and construction supervision fees and expense reimbursements recognized in our condensed consolidated financial statements were as follows:

	Financial Statement	Three Months Ended March 31,
	Line Item	2026	2025
Pursuant to business management agreement:
Net business management fees (1)	General and administrative	$6,182	$6,930

Pursuant to property management agreement:
Property management fees	Net lease operating expenses	$2,771	$2,087
Construction supervision fees	Buildings, improvements and equipment (2)	128	657
		$2,899	$2,744

Expense reimbursement	Net lease operating expenses, general and administrative, and buildings, improvements and equipment (2)	$1,094	$1,195
(1)The net business management fees we recognized for each of the three months ended March 31, 2026 and 2025, reflect a reduction of $896 for the amortization of the liability we recorded in connection with our former investment in The RMR Group Inc., or RMR Inc.
(2)Amounts capitalized as buildings, improvements and equipment are depreciated over the estimated useful lives of the related assets.
Based on our common share total return, as defined in our business management agreement, as of March 31, 2026, no incentive fees are included in the net business management fees we recognized for the three months ended March 31, 2026. The actual amount of annual incentive fees for 2026, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2026, and will be payable in January 2027. We did not incur an incentive fee payable to RMR for the year ended December 31, 2025.
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
Note 11. Related Person Transactions
We have relationships and historical and continuing transactions with Sonesta, RMR, RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees, or our Board, and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Christopher J. Bilotto, our other Managing Trustee and our President and Chief Executive Officer, also serves as an executive officer of RMR Inc. and is an officer and employee of RMR. John G. Murray, our former Managing Trustee and our former President and Chief Executive Officer, also served as an officer and employee of RMR until March 31, 2026, and served as a director and president and chief executive officer of Sonesta until March 31, 2026, and will remain an employee of Sonesta until his retirement on September 30, 2026. Jeffrey C. Leer, an executive vice president of RMR, became a co-chief executive officer of Sonesta, effective April 1, 2026. In addition, each of our other officers serves as an officer of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as chair of the boards and as a managing trustee of these public companies. Other officers of RMR, including certain of our officers, serve as managing trustees or officers of certain of these companies.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Our Manager, RMR
We have two agreements with RMR to provide management services to us. See Note 10 for further information regarding our management agreements with RMR.
Sonesta
Sonesta is a private company of which Adam D. Portnoy, one of our Managing Trustees, is a director and the controlling stockholder. John G. Murray, our other Managing Trustee until March 2025, was a director and president and chief executive officer of Sonesta until March 31, 2026. Jeffrey C. Leer, an executive vice president of RMR, became a co-chief executive officer of Sonesta, effective April 1, 2026. Sonesta’s other director served as one of RMR Inc.’s managing directors, as RMR’s and RMR Inc.’s executive vice president, general counsel and secretary and as our Secretary until her resignation from these positions, effective December 31, 2025, in connection with her retirement. Certain other officers and employees of Sonesta are former officers and employees of RMR. RMR also provides certain services to Sonesta. As of March 31, 2026, we owned 34% of Sonesta’s outstanding shares of common stock and Sonesta managed 68 of our hotels. See Notes 6 and 7 for further information regarding our relationships, agreements and transactions with Sonesta.
Equity Offering
In April 2026, RMR, our manager, purchased 41,666,666 common shares in the equity offering at a price equal to the public offering price of $1.20 per share. In addition, Christopher J. Bilotto, one of our Managing Trustees and our President and Chief Executive Officer, and Brian E. Donley, our Chief Financial Officer and Treasurer, as well as certain of our Trustees, purchased an aggregate of approximately 248,333 common shares at the public offering price. Following the equity offering, RMR beneficially owned approximately 6.4% of our outstanding common shares and Adam D. Portnoy, including through ABP Trust, beneficially owned approximately 6.7% of our outstanding common shares.
For further information about these and certain other such relationships and certain other related person transactions, refer to our 2025 Annual Report.
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
During the three months ended March 31, 2026, we recognized income tax expense of $1,181, which includes $486 of state tax expense and $695 of foreign tax expense. During the three months ended March 31, 2025, we recognized an income tax expense of $843, which includes $353 of state tax expense and $490 of foreign tax expense.

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
The significant expense categories and amounts presented below align with the segment-level information that is regularly provided to our CODM. Our CODM reviews operating and financial results, including net income (loss) and its components, to allocate resources and assess segment performance. The accounting policies of our reportable segments are the same as those described in Note 2 to our consolidated financial statements included in our 2025 Annual Report. The tables below present information about our segments.

	Three Months Ended March 31, 2026
	Net Lease	Hotels	Total
Revenues:
Hotel operating revenues	$—	$264,575	$264,575
Rental income	99,876	—	99,876
Total revenues	99,876	264,575	364,451

Less (plus):
Room expenses	—	67,112	67,112
Food and beverage expenses	—	40,305	40,305
Management fees	2,771	9,129	11,900
Real estate taxes and insurance	2,105	23,680	25,785
Other operating expenses (1)	2,564	102,418	104,982
Depreciation and amortization	32,937	42,906	75,843
Interest expense	15,792	—	15,792
Other segment items (2)	8,988	20,196	29,184
Segment profit (loss)	34,719	(41,171)	(6,452)

Reconciliation of segment profit or loss:
General and administrative			(8,796)
Transaction related costs			(6)
Interest income			884
Interest expense			(80,755)
Loss on early extinguishment of debt, net			(51,871)
Income tax expense			(1,181)
Equity in losses of an investee			(3,001)
Net loss			$(151,178)
(1)    Other operating expenses for each reportable segment include expenses such as repairs and maintenance, utilities and other costs, including property level expense reimbursements for our net lease investments segment as discussed in Note 10, incurred in connection with the operation of our properties.
(2)    Other segment items for each reportable segment include transaction related costs, gains and losses on asset impairment and sale of real estate and interest income, as applicable.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31, 2025
	Net Lease	Hotels	Total
Revenues:
Hotel operating revenues	$—	$334,963	$334,963
Rental income	100,216	—	100,216
Total revenues	100,216	334,963	435,179

Less (plus):
Room expenses	—	93,909	93,909
Food and beverage expenses	—	40,319	40,319
Management fees	2,087	12,485	14,572
Real estate taxes and insurance	788	29,613	30,401
Other operating expenses (1)	2,753	129,514	132,267
Depreciation and amortization	35,357	53,743	89,100
Interest expense	12,126	—	12,126
Other segment items (2)	(490)	36,698	36,208
Segment profit (loss)	47,595	(61,318)	(13,723)

Reconciliation of segment profit or loss:
General and administrative			(9,556)
Transaction related costs			(29)
Interest income			1,054
Interest expense			(89,391)
Income tax expense			(843)
Equity in losses of an investee			(3,947)
Net loss			$(116,435)
(1)    Other operating expenses for each reportable segment include expenses such as repairs and maintenance, utilities and other costs, including property level expense reimbursements for our net lease investments segment as discussed in Note 10, incurred in connection with the operation of our properties.
(2)    Other segment items for each reportable segment include transaction related costs, gains and losses on asset impairment and sale of real estate and interest income, as applicable.

	As of March 31, 2026	As of December 31, 2025
Assets:
Net Lease	$2,865,157	$2,902,699
Hotels	3,066,762	3,107,967
Corporate	149,706	480,914
Total assets	$6,081,625	$6,491,580

	Three Months Ended March 31,
	2026	2025
Capital expenditures:
Net Lease	$580	$748
Hotels	20,350	45,121
Total capital expenditures	$20,930	$45,869

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Note 14. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at March 31, 2026, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-recurring Fair Value Measurement Assets:
Assets of properties held for sale (1) (2)	$54,058	$—	$51,293	$2,765
(1)We recorded impairment charges totaling $27,340 during the three months ended March 31, 2026, to reduce the carrying value of seven hotels and 13 net lease properties in our condensed consolidated balance sheet to their estimated fair value, less estimated costs to sell of $2,128, based on negotiated sales prices with third party buyers (Level 2 inputs as defined in the fair value hierarchy under GAAP).
(2)We recorded impairment charges totaling $755 during the three months ended March 31, 2026, to reduce the carrying value of eight net lease properties in our condensed consolidated balance sheet to their estimated fair value, less estimated costs to sell of $200, based on brokers’ opinions of values (Level 3 inputs as defined in the fair value hierarchy under GAAP).
In addition to the assets included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, VFN, net lease mortgage notes, senior notes and security deposits. At March 31, 2026 and December 31, 2025, the fair values of these financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short-term nature or floating interest rates, except as follows:

	March 31, 2026		December 31, 2025
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior Unsecured Notes, due 2027 at 4.95%	$99,836	$99,924	$399,164	$401,716
Senior Guaranteed Unsecured Notes, due 2027 at 5.50%	448,126	450,590	447,858	442,985
Senior Secured Notes, due 2027 at zero coupon	511,956	527,825	501,256	524,263
Net Lease Mortgage Notes, due 2028 at 5.60%	580,911	595,750	578,368	598,113
Senior Unsecured Notes, due 2028 at 3.95%	397,927	382,512	397,645	377,596
Senior Guaranteed Unsecured Notes, due 2029 at 8.375%	—	—	686,738	703,780
Senior Unsecured Notes, due 2029 at 4.95%	422,252	384,923	422,056	368,382
Senior Unsecured Notes, due 2030 at 4.375%	395,599	355,208	395,318	338,932
Net Lease Mortgage Notes, due 2031 at 5.96%	722,548	733,533	—	—
Senior Secured Notes, due 2031 at 8.625%	977,130	1,044,320	976,121	1,050,370
Senior Guaranteed Unsecured Notes, due 2032 at 8.875%	485,484	495,570	484,904	493,225
Total financial liabilities	$5,041,769	$5,070,155	$5,289,428	$5,299,362
(1)Carrying value includes unamortized discounts, premiums and certain debt issuance costs.
At March 31, 2026 and December 31, 2025, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs). At March 31, 2026 and December 31, 2025, we estimated the fair value of our net lease mortgage notes using discounted cash flow analyses and current prevailing market rates as of the measurement dates (Level 3 inputs). As Level 3 inputs are unobservable, our estimated value may differ materially from the actual fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2025 Annual Report.
Overview (dollars in thousands, except per share amounts and per room hotel data)
We are a REIT organized under the laws of the State of Maryland. As of March 31, 2026, we owned 854 properties in 46 states, the District of Columbia, Canada and Puerto Rico. Our strategy continues to focus on reducing debt, transitioning to a company with the majority of our properties being service-focused retail net lease properties through the growth of our net lease portfolio and improving the performance of the hotels we expect to retain.
Leases and Management Agreements. At March 31, 2026, we owned 761 service-focused retail properties with an aggregate of 13,605,978 square feet leased to 185 tenants subject to “triple net” leases, where the tenants are generally responsible for the payment of operating expenses and capital expenditures. At March 31, 2026, we also owned 93 hotels managed by four operators. We leased all of these hotels to our wholly owned TRSs that are managed by hotel operating companies as of that date. Our condensed consolidated statements of comprehensive income (loss) include rental income and net lease operating expenses from our net lease properties and hotel operating revenues and hotel operating expenses of our managed hotels.
Market Outlook. Consumer confidence, corporate travel and lodging demand will continue to be affected by economic and market conditions, inflationary pressures and potential impacts from tariffs, uncertainties surrounding interest rates, unemployment levels, work from home policies, use of technologies, geopolitical events and broader economic trends. Increased labor costs and other price inflation may continue to negatively impact our hotel operations and the operations of our tenants. An economic recession or continued or intensified disruptions in the financial markets could adversely affect our financial condition, operations at our hotels, our tenants and their ability or willingness to renew our leases or pay rent to us, may restrict our ability to obtain new or replacement financing, would likely increase our cost of capital, and may cause the values of our properties to decline.
Net Lease Portfolio. Our net lease properties were 96.6% occupied as of March 31, 2026 with a weighted (by annual minimum rent) average lease term of 7.3 years, operating under 140 brands in 21 distinct industries. TA is our largest tenant and as of March 31, 2026, leased 175 of our travel centers under five master leases that expire in 2033 and require annual minimum rents of $264,262. In addition, TA receives an annual credit of $25,000 as a result of prepaid rent. BP Corporation North America Inc. guarantees payment under the TA leases, subject to a cap. We use a variety of operating and other information to evaluate the financial condition and operating performance of our net lease portfolio, including the lease structure, credit evaluations, tenants’ payment history and net lease rent coverage metrics as defined below. Our net lease portfolio is diverse geographically in service-focused and necessity-based industries, by brand concepts and tenants. We believe this diversification may help mitigate the impact of macroeconomic factors.
Hotel Portfolio. During the three months ended March 31, 2026, the U.S. hotel industry generally realized increases in average daily rate, or ADR, and decreases in revenue per available room, or RevPAR, compared to the corresponding 2025 period. Our comparable hotels produced increases in ADR and RevPAR, which we believe is partially a result of renovation disruption in the 2025 period. In addition to the macroeconomic factors noted above, ADR, occupancy, and RevPAR performance are dependent on the continued success of our hotels' brands and our hotel operators. While we do not operate our hotel properties, our asset management team and our executive management team monitor and work with our hotel managers by conducting regular revenue, sales, and financial performance reviews and also perform in-depth on-site reviews focused on ongoing operating margin improvement initiatives.
Significant Events

We sold 112 hotels with a total of 14,631 keys for a combined sales price of $858,752, excluding closing costs, during 2025. During the three months ended March 31, 2026, we sold one hotel with 133 keys for a sales price of $7,100, excluding closing costs, and we are at various stages of selling 15 additional hotels with 3,022 keys.
In January 2026, we redeemed $300,000 of our $400,000 of 4.95% senior unsecured notes due 2027 for a redemption price equal to the principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption and a make whole premium of $1,569, using cash on hand.

In March 2026, we redeemed all $700,000 of our outstanding 8.375% senior guaranteed unsecured notes due 2029 for a redemption price equal to the principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption and a make whole premium of $37,128, using net proceeds from the issuance of $745,000 of net lease mortgage notes and cash on hand.
In April 2026, we issued and sold 479,166,667 common shares, including 62,500,000 common shares pursuant to the exercise of the underwriters’ option to purchase additional shares, at $1.20 per share in an underwritten public offering. Our net proceeds from this offering were approximately $542,300, after deducting the underwriters’ discount and other offering expenses. In April 2026, we used the net proceeds from this offering to redeem all $450,000 of our outstanding 5.50% senior guaranteed unsecured notes due 2027 for a redemption price equal to the principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption and a make whole premium of $7,191. Additionally, in May 2026, we used the remaining net proceeds from this offering and cash on hand to redeem the remaining $100,000 of our outstanding 4.95% senior unsecured notes due 2027 for a redemption price equal to the principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption and a make whole premium of $216.
The following table provides a summary for all of our hotels with these revenue metrics for the periods presented, which we believe are key indicators of performance at our hotels.

	Three Months Ended March 31,
	2026	2025	Change
Retained Hotels
No. of hotels	78	83	(5)
No. of rooms or suites	18,088	19,447	(1,359)
Occupancy	63.0%	56.4%	6.6	pts
ADR	$179.39	$174.76	2.6%
RevPAR	$113.00	$98.59	14.6%
Exit Hotels (1)
No. of hotels	15	119	(104)
No. of rooms or suites	3,022	15,912	(12,890)
Occupancy	48.6%	59.4%	(10.8)	pts
ADR	$101.63	$109.54	(7.2)%
RevPAR	$49.43	$65.07	(24.0)%
All Hotels
No. of hotels	93	202	(109)
No. of rooms or suites	21,110	35,359	(14,249)
Occupancy	60.9%	57.8%	3.1	pts
ADR	$170.50	$144.61	17.9%
RevPAR	$103.90	$83.52	24.4%
(1) Exit Hotels represents 15 hotels managed by Sonesta that are currently being marketed for sale.

Comparable Hotels Data. We present occupancy, ADR and RevPAR for the periods presented on a comparable basis to facilitate comparisons between periods. We define comparable hotels as those that were owned by us and were open and operating for the entirety of the periods being compared. The following table provides a summary of these revenue metrics for the periods presented.

	Three Months Ended March 31,
	2026	2025	Change
Retained Hotels
No. of hotels	78	78	—
No. of rooms or suites	18,088	18,088	—
Occupancy	63.0%	58.5%	4.5	pts
ADR	$179.39	$179.58	(0.1)%
RevPAR	$113.00	$105.10	7.5%
Exit Hotels
No. of hotels	15	15	—
No. of rooms or suites	3,022	3,022	—
Occupancy	48.6%	49.9%	(1.3)	pts
ADR	$101.63	$102.11	(0.5)%
RevPAR	$49.43	$50.94	(3.0)%
Comparable Hotels
No. of hotels	93	93	—
No. of rooms or suites	21,110	21,110	—
Occupancy	60.9%	57.3%	3.6	pts
ADR	$170.50	$169.92	0.3%
RevPAR	$103.90	$97.35	6.7%
Additional details of our net lease agreements and our hotel operating agreements are set forth in Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations (amounts in thousands, except per share data)
Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenues:
Hotel operating revenues	$264,575	$334,963	$(70,388)	(21.0)%
Rental income	99,876	100,216	(340)	(0.3)%
Total revenues	364,451	435,179	(70,728)	(16.3)%

Expenses:
Hotel operating expenses	242,644	305,840	(63,196)	(20.7)%
Net lease operating expenses	7,440	5,628	1,812	32.2%
Depreciation and amortization - hotels	42,906	53,743	(10,837)	(20.2)%
Depreciation and amortization - net lease properties	32,937	35,357	(2,420)	(6.8)%
Total depreciation and amortization	75,843	89,100	(13,257)	(14.9)%
General and administrative	8,796	9,556	(760)	(8.0)%
Transaction related costs	2,509	111	2,398	n/m
Loss on asset impairment	28,095	37,067	(8,972)	(24.2)%
Total expenses	365,327	447,302	(81,975)	(18.3)%

Gain on sale of real estate, net	1,355	746	609	81.6%
Interest income	943	1,249	(306)	(24.5)%
Interest expense	(96,547)	(101,517)	4,970	(4.9)%
Loss on early extinguishment of debt, net	(51,871)	—	(51,871)	n/m
Loss before income tax expense and equity in losses of an investee	(146,996)	(111,645)	(35,351)	31.7%
Income tax expense	(1,181)	(843)	(338)	40.1%
Equity in losses of an investee	(3,001)	(3,947)	946	(24.0)%
Net loss	$(151,178)	$(116,435)	$(34,743)	29.8%

Weighted average common shares outstanding (basic and diluted)	166,395	165,615	780	0.5%

Net loss per common share (basic and diluted)	$(0.91)	$(0.70)	$(0.21)	30.0%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
Hotel operating revenues. The decrease in hotel operating revenues is primarily a result of our sales of certain hotels since January 1, 2025 ($84,440), partially offset by increases in occupancy and average rates at certain hotels during the 2026 period ($14,052). Additional operating statistics of our hotels are included in the tables beginning on page 34.
Rental income. The decrease in rental income is primarily a result of lower rental income from credit losses recognized at certain of our net lease properties in the 2026 period ($2,000) and certain sales of our net lease properties since January 1, 2025 ($248), partially offset by our acquisitions of certain net lease properties since January 1, 2025 ($1,908).
Hotel operating expenses. The decrease in hotel operating expenses is primarily a result of our sales of certain hotels since January 1, 2025 ($82,018), partially offset by increases in insurance expense ($4,060), room expenses ($2,801), food and beverage expenses ($758) and other operating expenses ($11,203) in the 2026 period.
Net lease operating expenses. The increase in net lease operating expenses is primarily the result of our acquisition activity ($1,382) and increases of property management fees ($684) and other operating expenses ($148) in the 2026 period, partially offset by decreases resulting from the sale of certain net lease properties since January 1, 2025 ($402).

Depreciation and amortization - hotels. The decrease in depreciation and amortization - hotels is primarily a result of our sales of certain hotels since January 1, 2025 ($14,050) and certain of our depreciable assets becoming fully depreciated since January 1, 2025 ($3,248), partially offset by depreciation and amortization related to capital expenditures made since January 1, 2025 ($6,461).
Depreciation and amortization - net lease properties. The decrease in depreciation and amortization - net lease properties is primarily a result of certain of our depreciable assets becoming fully depreciated since January 1, 2025 ($3,088) and our sale of certain net lease properties since January 1, 2025 ($355), partially offset by depreciation and amortization related to capital expenditures made since January 1, 2025 ($1,023).
General and administrative. The decrease in general and administrative costs is primarily due to a decrease in business management fees ($749) in the 2026 period.
Transaction related costs. Transaction related costs for the 2026 period primarily consisted of costs related to the sales of certain hotels.
Loss on asset impairment. We recorded a $28,095 loss on asset impairment during the 2026 period to reduce the carrying value of seven hotels and 21 net lease properties to their estimated fair value less costs to sell. We recorded a $37,067 loss on asset impairment during the 2025 period to reduce the carrying value of 16 hotels to their estimated fair value less costs to sell.
Gain on sale of real estate, net. We recorded a $1,355 net gain on sale of real estate during the 2026 period in connection with the sales of one hotel and two net lease properties. We recorded a $746 net gain on sale of real estate during the 2025 period in connection with the sales of four hotels and three net lease properties.
Interest income. The decrease in interest income is due to lower average cash balances invested and lower average interest rates during the 2026 period compared to the 2025 period.
Interest expense. The decrease in interest expense is primarily due to lower debt outstanding and lower weighted average interest rates during the 2026 period compared to the 2025 period.
Loss on early extinguishment of debt, net. We recorded a $51,871 loss on early extinguishment of debt, net in the 2026 period as a result of the redemption of certain senior notes. See Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Income tax expense. The increase in income tax expense is due to increases in foreign tax expense ($205) and state tax expense ($133) during the 2026 period.
Equity in losses of an investee. Equity in losses of an investee represents our proportionate share of the losses of Sonesta.
Net loss. Our net loss and our net loss per common share (basic and diluted) each increased in the 2026 period compared to the 2025 period primarily due to the revenue and expense changes discussed above.

Liquidity and Capital Resources (dollars in thousands, except per share amounts)
Our Managers and Tenants
As of March 31, 2026, our 761 service-focused retail net lease properties were leased to 185 tenants and our 93 hotels were managed and operated by four hotel operating companies. The costs of operating and maintaining our properties are generally paid by our tenants for their own account or by the hotel managers as agents for us. Our tenants and hotel managers derive their funding for property operating expenses and for rents and returns due to us generally from property operating revenues and, to the extent these parties themselves fund rents and our owner’s priority returns, from their separate resources. As of March 31, 2026, TA is our largest tenant (175 travel centers) and Sonesta (68 hotels) is our largest hotel manager.
We recorded reserves for uncollectable amounts and reduced rental income by $2,235 and $235 for the three months ended March 31, 2026 and 2025, respectively, based on our assessment of the collectability of rents. We had reserves for uncollectable rents of $5,349 and $3,115 as of March 31, 2026 and December 31, 2025, respectively, included in other assets, net in our condensed consolidated balance sheets.
We define net lease rent coverage as earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, divided by the annual minimum rent due to us weighted by the minimum rent of the property to total minimum rents of the net lease portfolio. Tenants with no minimum rent required under the lease are excluded. EBITDAR amounts used to determine rent coverage are generally for the latest twelve-month period, based on the most recent operating information, if any, furnished by our tenants. Operating statements furnished by our tenants often are unaudited and, in certain cases, may not have been prepared in accordance with GAAP and are not independently verified by us. In instances where we do not have tenant financial information, we calculate an implied coverage ratio for the period based on other tenants with available financial statements operating the same brand or within the same industry. As a result, we believe using this implied coverage metric provides a more reasonable estimated representation of recent operating results and the financial condition for those tenants. Our net lease properties generated rent coverage of 2.01x and 2.07x as of March 31, 2026 and 2025, respectively.
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
The following is a summary of our sources and uses of cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents and restricted cash at the beginning of the period	$372,088	$157,386
Net cash provided by (used in):
Operating activities	35,578	38,200
Investing activities	(50,472)	(42,192)
Financing activities	(317,836)	(59,300)
Cash and cash equivalents and restricted cash at the end of the period	$39,358	$94,094
The decrease in cash flow provided by operating activities in the 2026 period is primarily due to lower returns from our hotel portfolio in the 2026 period. The increase in cash flow used in investing activities in the 2026 period is primarily due to lower net proceeds from sales of real estate properties and higher acquisitions in the 2026 period, partially offset by a decrease in real estate improvements in the 2026 period. The increase in cash flow used in financing activities in the 2026 period is primarily due to higher net debt repayments in the 2026 period, partially offset by debt issuances during 2026.

We maintain our qualification for taxation as a REIT under the IRC by meeting certain requirements. We lease 93 hotels to our wholly owned TRSs that are managed by hotel operating companies. As a REIT, we do not expect to pay federal income taxes on the majority of our income; however, the income realized by our TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate income tax rates. In addition, the income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties despite our qualification for taxation as a REIT.
Our Investment and Financing Liquidity and Capital Resources
Tenants in our net lease portfolio are generally required to maintain the leased properties, including structural and non-structural components under their respective leases. We may provide tenant improvement allowances to tenants in certain cases or may develop sites with the intent to lease them. During the three months ended March 31, 2026, we funded $580 for capital improvements to our net lease properties. As of March 31, 2026, we had $8,297 of unspent leasing-related obligations related to certain of our net lease tenants.
Our hotel operating agreements generally provide that, if necessary, we may provide our managers with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. During the three months ended March 31, 2026, we funded $19,161 for capital improvements in excess of FF&E reserves available to our hotels. We currently expect to fund between approximately $100,000 and $120,000 during the last nine months of 2026 for capital improvements to certain properties using cash on hand.
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. We own all the FF&E escrows for our hotels. During the three months ended March 31, 2026, certain of our hotel managers deposited $786 to these accounts and spent $1,845 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of March 31, 2026, there was $5,704 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash.
During the three months ended March 31, 2026, we sold three properties for a combined sales price of $8,385, excluding closing costs. From April 1, 2026 through May 4, 2026, we sold 11 net lease properties with a total of 88,084 square feet for a combined sales price of $9,160, excluding closing costs. We have also entered into agreements to sell seven net lease properties with a total of 30,161 square feet for a combined sales price of $3,415, excluding closing costs. These pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales, that these sales will not be delayed or that the terms will not change. We are at various stages of selling four net lease properties with a total of 5,526 square feet and 15 hotels with 3,022 keys. We expect to use the net sales proceeds from these sales for general business purposes, including to repay debt.
During the three months ended March 31, 2026, we acquired three net lease properties with a total of 8,788 square feet for a combined purchase price of $7,398, excluding closing costs, using cash on hand. From April 1, 2026 through May 4, 2026, we acquired one net lease property with a total of 3,200 square feet for a purchase price of $1,776, excluding closing costs, using cash on hand.
During the three months ended March 31, 2026, we declared and paid a regular quarterly distribution to common shareholders using cash on hand as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 15, 2026	January 26, 2026	February 19, 2026	$0.01	$1,681
On April 9, 2026, we declared a regular quarterly distribution to common shareholders of record as of April 21, 2026 of $0.01 per common share, or approximately $6,472. We expect to pay this distribution on or about May 14, 2026 using cash on hand.
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

Interest payable on drawings under our revolving credit facility is based on SOFR plus a margin ranging from 1.50% to 3.00% based on our leverage ratio, as defined in our credit agreement, which was 2.75% as of March 31, 2026. We also pay unused commitment fees of 20 to 30 basis points per annum on the total amount of lending commitments under our revolving credit facility based on amounts outstanding. As of March 31, 2026 and 2025, the annual interest rate payable on borrowings under our revolving credit facility was 6.43% and 6.91%, respectively. As of March 31, 2026 and May 4, 2026, we had no borrowings outstanding under our revolving credit facility and $650,000 available for borrowing.
As collateral for all loans and other obligations under our revolving credit facility, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on certain properties. As of March 31, 2026, our revolving credit facility was secured by 55 properties, including 38 net lease properties and 17 hotels, with an aggregate undepreciated book value of $887,212.
Equity Offering
In April 2026, we issued and sold 479,166,667 common shares, including 62,500,000 common shares pursuant to the exercise of the underwriters’ option to purchase additional shares, at $1.20 per share in an underwritten public offering. Our net proceeds from this offering were approximately $542,300, after deducting the underwriters’ discount and other offering expenses. In April 2026, we used the net proceeds from this offering to redeem all $450,000 of our outstanding 5.50% senior guaranteed unsecured notes due 2027 for a redemption price equal to the principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption and a make whole premium of $7,191. Additionally, in May 2026, we used the remaining net proceeds from this offering and cash on hand to redeem the remaining $100,000 of our outstanding 4.95% senior unsecured notes due 2027 for a redemption price equal to the principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption and a make whole premium of $216.
Redemption of Senior Unsecured Notes
In January 2026, we redeemed $300,000 of our $400,000 of 4.95% senior unsecured notes due 2027 for a redemption price equal to the principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption and a make whole premium of $1,569, using cash on hand.
In March 2026, we redeemed all $700,000 of our outstanding 8.375% senior guaranteed unsecured notes due 2029 for a redemption price equal to the principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption and a make whole premium of $37,128, using net proceeds from the issuance of $745,000 of net lease mortgage notes and cash on hand.

Net Lease Mortgage Notes
On March 6, 2026, the Issuers issued $745,000 in aggregate principal amount of net lease mortgage notes in three classes. The weighted average coupon rate of the three classes is 5.96%. The Series 2026-1 Class A notes and the Series 2026-1 Class B notes require monthly principal repayments at an annualized rate of 0.50% and 0.25% of the balances outstanding, respectively, and the Series 2026-1 Class M notes require interest payments only, with balloon payments due at maturity. The Series 2026-1 Notes mature in March 2031 and may be redeemed without penalty 24 months prior to the scheduled maturity date beginning in March 2029. The Series 2026-1 Notes are non-recourse and, as of March 31, 2026, were secured by 472 retail net lease properties, including 158 properties that we contributed in connection with this transaction. As of March 31, 2026, the current leases relating to the 472 properties required annual minimum rents of $150,754 and had an aggregate undepreciated book value of $1,511,474. As discussed above, we used the net proceeds from this transaction and cash on hand to redeem all $700,000 of our outstanding 8.375% senior guaranteed unsecured notes due 2029.
Our debt maturities (other than our revolving credit facility and VFN) as of May 4, 2026 were as follows:

Year	Debt Maturities
2026	$2,998
2027	584,151
2028	1,002,775
2029	427,038
2030	402,038
Thereafter	2,235,319
$4,654,319
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

Debt Covenants
Our debt obligations at May 4, 2026 consisted of $3,305,155 aggregate principal amounts of senior notes, $1,349,164 aggregate principal amounts of net lease mortgage notes and $45,000 of borrowings outstanding under the VFN. For further information regarding our indebtedness, see Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our publicly and privately issued senior notes are governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain covenants that generally restrict our ability to incur debt, including debt secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios. Our credit agreement, net lease mortgage notes, secured senior notes and unsecured senior notes, indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business manager. As of March 31, 2026, we believe we were in compliance with all of the covenants under our indentures and their supplements, net lease mortgage notes and our credit agreement.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures and related supplements for our senior secured and unsecured notes as of March 31, 2026:

	Actual Results (1)	Covenant Requirement
Total debt / adjusted total assets	53.1%	Maximum of 60%
Secured debt / adjusted total assets	33.6%	Maximum of 40%
Consolidated income available for debt service / debt service	1.75x	Minimum of 1.50x
Total unencumbered assets / unsecured debt	283.8%	Minimum 150%
Total unencumbered assets in guarantor subsidiaries / senior guaranteed unsecured debt	9.17x	Minimum of 2.20x
(1)Adjusted for the redemptions of $450,000 of 5.50% senior guaranteed unsecured notes due 2027 in April 2026 and $100,000 of 4.95% senior unsecured notes due 2027 in May 2026.
As of March 31, 2026, adjusted total assets for covenant purposes as defined in our senior notes indentures were $8,845,030 and assets encumbered under our revolving credit facility, serving as collateral for our net lease mortgage notes or secured senior notes represented $3,949,765 of adjusted total assets, as defined in our senior notes indentures. Our unencumbered hotels, other net lease properties and other corporate assets represent $4,269,955, $481,860 and $143,450 of adjusted total assets, respectively.

The following table presents the calculation of adjusted total assets to total assets in accordance with GAAP:

Total assets	$6,081,625
Plus: accumulated depreciation (1)	2,543,917
Plus: impairment and other adjustments to reflect original cost of real estate assets	432,650
Less: accounts receivable and intangibles	(213,162)
Adjusted total assets	$8,845,030
(1)Includes $55,665 of accumulated depreciation on assets of properties held for sale.
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
Supplemental Guarantor Information
Our 8.875% Senior Guaranteed Unsecured Notes due 2032, or the 2032 Notes, are fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries, including our foreign subsidiaries and our subsidiaries pledged under our credit agreement and our net lease mortgage notes. The notes and the guarantees will be effectively subordinated to all of our and the subsidiary guarantors’ secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and will be structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. In April 2026, we redeemed $450,000 of 5.50% senior guaranteed unsecured notes due 2027. Our remaining $1,225,000 of senior unsecured notes do not have the benefit of any guarantees.
A subsidiary guarantor’s guarantee of the 2032 Notes and all other obligations of such subsidiary guarantor under the indentures governing the notes will automatically terminate and such subsidiary guarantor will automatically be released from all of its obligations under such subsidiary guarantee and such indenture under certain circumstances, including on or after the date on which (a) the notes have received a rating equal to or higher than Baa2 (or the equivalent) by Moody’s Investor Services, or Moody’s, and BBB (or the equivalent) by Standard & Poor’s Rating Services, or S&P, or if Moody’s or S&P ceases to rate the notes for reasons outside of our control, the equivalent investment grade rating from any other rating agency and (b) no default or event of default has occurred and is continuing under the indenture. Our non-guarantor subsidiaries are separate and distinct legal entities and will have no obligation, contingent or otherwise, to pay any amounts due on these notes or the guarantees, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of these notes to benefit from any of the assets of our non-guarantor subsidiaries are subject to the prior satisfaction of claims of those subsidiaries’ creditors and any preferred equity holders. As a result, these notes and the related guarantees will be effectively subordinated to all of our and the subsidiary guarantors’ secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and will be structurally subordinated to all indebtedness and other liabilities of our subsidiaries that do not guarantee these notes, including guarantees of or pledges under other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity.

The following table presents summarized financial information for us and the subsidiary guarantors, on a combined basis, after elimination of (i) intercompany transactions and balances among us and the subsidiary guarantors, and (ii) equity in earnings from, and any investments in, any of our non-guarantor subsidiaries:

	As of March 31, 2026	As of December 31, 2025
Real estate properties, net (1)	$2,914,553	$3,514,819
Other assets, net	283,950	679,235

Indebtedness, net	$3,738,310	$4,711,060
Intercompany balances (2)	2,123,971	1,630,868
Other liabilities	231,035	255,069

Three Months Ended March 31, 2026
Revenues	$246,914
Expenses	366,921
Net loss	$(120,007)
(1)Real estate properties, net as of March 31, 2026 includes $17,211 of properties owned directly by us and not included in the assets of the subsidiary guarantors.
(2)Intercompany balances represent payables to non-guarantor subsidiaries.
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc. and Sonesta and others related to them. For further information about these and other such relationships and related person transactions, see Notes 6, 10 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2025 Annual Report, our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” in our 2025 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
Critical Accounting Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Estimates in the condensed consolidated financial statements include consolidation of VIEs, purchase price allocations, the determination of useful lives of fixed assets, classification of leases and the assessment of the book values and impairment of real estate intangible assets and equity investments.
A discussion of our critical accounting estimates is included in our 2025 Annual Report. There have been no significant changes in our critical accounting estimates since the year ended December 31, 2025.
Property and Operating Statistics (dollars in thousands, except hotel statistics)
As of March 31, 2026, we owned and managed a diverse portfolio of net lease and hotel properties across the United States and in Puerto Rico and Canada with 149 distinct brands across 22 industries.
Net Lease Portfolio
As of March 31, 2026, our net lease properties were 96.6% occupied and we had 26 properties available for lease. During the three months ended March 31, 2026, we entered into lease renewals for 194,474 rentable square feet (18 properties) at weighted (by rentable square feet) average rents that were 35.3% above the prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 5.9 years. We also entered into new leases for 24,802 rentable square feet (two properties) at rent that was 146.8% above the prior rent for the same space. The weighted (by rentable square feet) average lease term for these leases was 10.1 years.

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
As of March 31, 2026, our net lease tenants operated across 140 brands. The following table identifies the top ten brands based on annualized minimum rent:

	Brand	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Rent Coverage (2)
1.	TravelCenters of America Inc.	131	$2,254,950	44.3%	$180,329	46.0%	1.24	x	(3)
2.	Petro Stopping Centers	44	1,015,156	19.9%	83,933	21.4%	1.24	x	(3)
3.	The Great Escape	14	98,242	1.9%	7,711	2.0%	4.00	x
4.	Life Time Fitness	3	92,617	1.8%	6,347	1.6%	3.28	x
5.	Buehler's Fresh Foods	5	76,469	1.5%	6,223	1.6%	2.75	x
6.	Heartland Dental	58	55,511	1.1%	5,111	1.3%	4.43	x
7.	Pizza Hut	43	51,512	1.0%	4,065	1.0%	2.31	x
8.	Express Oil Change	23	49,724	1.0%	3,717	0.9%	5.77	x
9.	Norms	10	53,673	1.1%	3,498	0.9%	3.55	x
10.	America's Auto Auction	6	38,314	0.8%	3,457	0.9%	9.88	x
11.	Other (4)	424	1,303,942	25.6%	87,808	22.4%	3.34	x
	Total	761	$5,090,110	100.0%	$392,199	100.0%	2.01	x
(1)Represents the historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 28 for our definition of rent coverage.
(3)Rent coverage information provided by tenant is for all 175 sites on a consolidated basis and is as of March 31, 2026.
(4)Consists of 130 distinct brands with an average investment of $3,075 per property and average annual minimum rent of $207 per property.

As of March 31, 2026, our top ten net lease tenants based on our annualized minimum rent are listed below:

	Tenant	Brand Affiliation	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Rent Coverage (2)
1.	TravelCenters of America Inc. (3)	TravelCenters of America / Petro Stopping Centers	175	$3,270,106	64.2%	$264,262	67.4%	1.24x
2.	Universal Pool Co., Inc.	The Great Escape	14	98,242	1.9%	7,711	2.0%	4.00x
3.	Healthy Way of Life II, LLC	Life Time Fitness	3	92,617	1.8%	6,347	1.6%	3.28x
4.	Styx Acquisition, LLC	Buehler's Fresh Foods	5	76,469	1.5%	6,223	1.6%	2.75x
5.	Express Oil Change, L.L.C.	Express Oil Change	23	49,724	1.0%	3,717	0.9%	5.77x
6.	Norms Restaurants, LLC	Norms	10	53,673	1.1%	3,498	0.9%	3.55x
7.	Automotive Remarketing Group, Inc.	America's Auto Auction	6	38,314	0.8%	3,457	0.9%	9.88x
8.	Pilot Travel Centers LLC	Flying J Travel Plaza	3	41,681	0.8%	3,345	0.9%	3.11x
9.	Fleet Farm Group LLC	Fleet Farm	1	37,802	0.7%	2,894	0.7%	2.26x
10.	Heartland Dental, LLC	Heartland Dental	35	31,045	0.6%	2,686	0.7%	5.21x
	Subtotal, top 10		275	3,789,673	74.4%	304,140	77.6%	1.63x
11.	Other (4)	Various	486	1,300,437	25.6%	88,059	22.4%	3.34x
	Total		761	$5,090,110	100.0%	$392,199	100.0%	2.01x
(1)Represents the historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 28 for our definition of rent coverage.
(3)TA is our largest tenant. As of March 31, 2026, we leased 175 travel centers (131 under the TravelCenters of America brand and 44 under the Petro Stopping Centers brand) to a subsidiary of TA under five master leases that expire in 2033. TA has five renewal options for 10 years each for all of the travel centers under each lease. BP Corporation North America Inc. guarantees payment under each of the five master leases. The aggregate guaranty as of March 31, 2026 was $2,943,588. Annualized minimum rent amounts and the rent used to calculate rent coverage are based on the stated rent amounts in the lease and exclude the impact of rents prepaid by TA. Rent coverage was 1.21x, 1.26x, 1.40x, 1.27x and 1.11x for our TA leases no. 1, no. 2, no. 3, no. 4 and no. 5, respectively. Rent coverage is as of March 31, 2026.
(4)Consists of 175 tenants with an average investment of $2,676 per property and an average annual minimum rent of $181 per property.

As of March 31, 2026, our net lease tenants operated across 21 distinct industries within the service-focused retail sector of the U.S. economy.

	Industry	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Rent Coverage (2)
1.	Travel Centers	178	$3,311,787	65.1%	$267,607	68.3%	1.26 x		(3)
2.	Restaurants - Quick Service	212	297,779	5.9%	21,398	5.5%	2.89	x
3.	Restaurants - Casual Dining	59	209,058	4.1%	13,365	3.4%	2.93	x
4.	Health and Fitness	15	204,048	4.0%	13,302	3.4%	2.42	x
5.	Grocery Stores	19	129,152	2.5%	9,895	2.5%	3.21	x
6.	Medical, Dental Office	69	98,433	1.9%	8,662	2.2%	3.48	x
7.	Automotive Equipment and Services	64	107,341	2.1%	7,869	2.0%	4.98	x
8.	Movie Theaters	14	134,479	2.6%	7,804	2.0%	1.94	x
9.	Home Goods and Leisure	14	98,242	1.9%	7,711	2.0%	4.00	x
10.	Automotive Dealers	8	62,656	1.2%	5,336	1.4%	7.83	x
11.	General Merchandise Stores	4	55,457	1.1%	4,054	1.0%	3.06	x
12.	Entertainment	3	51,473	1.0%	3,966	1.0%	0.99	x
13.	Building Materials	30	35,554	0.7%	3,537	0.9%	7.85	x
14.	Educational Services	6	37,730	0.7%	2,902	0.7%	2.44	x
15.	Car Washes	7	36,125	0.7%	2,846	0.7%	4.85	x
16.	Sporting Goods	4	29,386	0.6%	1,920	0.5%	4.38	x
17.	Miscellaneous Manufacturing	5	24,355	0.5%	1,744	0.4%	13.56	x
18.	Dollar Stores	7	10,253	0.2%	721	0.2%	2.36	x
19.	Legal Services	3	7,609	0.1%	681	0.2%	0.90	x
20.	Drug Stores and Pharmacies	3	9,699	0.2%	590	0.2%	1.26	x
21.	Other (4)	11	66,060	1.3%	6,289	1.5%	4.64	x
22.	Vacant	26	73,434	1.6%	—	—%	—	x
	Total	761	$5,090,110	100.0%	$392,199	100.0%	2.01	x
(1)Represents the historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 28 for our definition of rent coverage.
(3)Rent coverage for TA is as of March 31, 2026. Annualized minimum rent amounts and the rent used to calculate rent coverage are based on the stated rent amounts in the lease and exclude the impact of rents prepaid by TA.
(4)Consists of miscellaneous businesses with an average investment of $6,005 per property.

As of March 31, 2026, lease expirations at our net lease properties by year are as follows:

Year (1)	Number of Properties	Square Feet	Annualized Minimum Rent Expiring	Percent of Total Annualized Minimum Rent Expiring	Cumulative Percent of Total Annualized Minimum Rent Expiring
2026	47	492,035	$6,668	1.7%	1.7%
2027	35	1,007,179	12,148	3.1%	4.8%
2028	22	592,579	9,666	2.5%	7.3%
2029	79	621,771	10,665	2.7%	10.0%
2030	39	319,702	7,568	1.9%	11.9%
2031	58	498,546	7,799	2.0%	13.9%
2032	36	189,355	4,308	1.1%	15.0%
2033	213	5,371,427	270,612	69.0%	84.0%
2034	22	289,885	5,767	1.5%	85.5%
2035	48	1,188,024	21,836	5.6%	91.1%
2036	29	437,780	7,449	1.9%	93.0%
2037	16	713,670	5,184	1.3%	94.3%
2038	6	44,484	1,201	0.3%	94.6%
2039	14	241,746	4,886	1.2%	95.8%
2040	33	223,031	6,039	1.5%	97.3%
2041	12	241,872	3,391	0.9%	98.2%
2042	1	5,775	160	—%	98.2%
2043	7	127,440	2,233	0.6%	98.8%
2044	2	93,010	278	0.1%	98.9%
2045	12	157,306	3,851	1.0%	99.9%
2046	1	6,500	216	—%	99.9%
2051	3	7,414	274	0.1%	100.0%
Total	735	12,870,531	$392,199	100.0%
(1)The year of lease expiration is pursuant to contract terms.
As of March 31, 2026, shown below is the list of our top ten states where our net lease properties are located. No other state represents more than 3% of our net lease annualized minimum rents.

State	Number of Properties	Square Feet	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent
Texas	57	1,188,461	$35,176	9.0%
Ohio	38	1,289,668	27,999	7.1%
Illinois	54	973,236	27,692	7.1%
California	22	399,045	26,063	6.6%
Georgia	72	587,103	21,251	5.4%
Florida	47	585,504	18,541	4.7%
Arizona	25	476,651	17,613	4.5%
Indiana	40	582,761	15,973	4.1%
Pennsylvania	27	506,563	15,761	4.0%
New Mexico	18	251,172	12,341	3.1%
Other	361	6,765,814	173,789	44.4%
Total	761	13,605,978	$392,199	100.0%

Hotel Portfolio
The following tables summarize the operating statistics, including occupancy, ADR and RevPAR reported to us by our hotel managers by hotel brand for the periods indicated. All operating data presented are based upon the operating results provided by our hotel managers for the indicated periods. We have not independently verified our managers’ operating data.

Retained & Exit Hotels*			No. of Rooms or Suites	Occupancy				ADR			RevPAR
	Service Level	No. of Hotels		Three Months Ended March 31,				Three Months Ended March 31,			Three Months Ended March 31,
Brand				2026	2025		Change	2026	2025	Change	2026	2025	Change
Retained Hotels:
Royal Sonesta Hotels®	Full Service	14	4,821	57.3%	55.5%		1.8 pts	$259.06	$255.61	1.3%	$148.47	$141.76	4.7%
Sonesta Hotels & Resorts®	Full Service	18	6,040	61.9%	54.4%		7.5 pts	179.93	182.33	(1.3)%	111.36	99.10	12.4%
Radisson® Hotels & Resorts	Full Service	5	1,149	66.6%	59.5%		7.1 pts	161.61	154.09	4.9%	107.69	91.62	17.5%
Country Inn & Suites® by Radisson	Full Service	2	346	63.9%	55.6%		8.3 pts	126.76	131.03	(3.3)%	81.03	72.84	11.3%
Crowne Plaza®	Full Service	1	495	69.0%	73.4%		(4.4) pts	140.26	149.84	(6.4)%	96.78	109.98	(12.0)%
Full Service Total/Average		40	12,851	60.9%	56.0%		4.9 pts	202.81	203.85	(0.5)%	123.57	114.14	8.3%
Sonesta ES Suites®	Extended Stay	7	958	74.3%	68.2%		6.1 pts	155.88	152.94	1.9%	115.86	104.27	11.1%
Sonesta Select®	Select Service	7	1,028	64.1%	62.6%		1.5 pts	124.49	128.84	(3.4)%	79.83	80.66	(1.0)%
Sonesta Simply Suites®	Extended Stay	7	1,144	68.6%	67.7%		0.9 pts	114.11	115.05	(0.8)%	78.30	77.91	0.5%
Hyatt Place®	Select Service	17	2,107	66.8%	62.6%		4.2 pts	123.13	123.07	—%	82.28	77.05	6.8%
Focused Service Total/Average		38	5,237	68.1%	64.7%		3.4 pts	127.94	128.09	(0.1)%	87.07	82.93	5.0%
Retained Hotels Total/Average		78	18,088	63.0%	58.5%		4.5 pts	$179.39	$179.58	(0.1)%	$113.00	$105.10	7.5%

Exit Hotels:
Royal Sonesta Hotels®	Full Service	3	842	30.0%	26.6%		3.4 pts	$129.34	$133.54	(3.1)%	$38.76	$35.55	9.0%
Sonesta Hotels & Resorts®	Full Service	4	1,168	49.7%	53.9%		(4.2) pts	93.65	93.29	0.4%	46.52	50.31	(7.5)%
Full Service Total/Average		7	2,010	41.4%	42.5%		(1.1) pts	104.47	103.85	0.6%	43.27	44.13	(2.0)%
Sonesta ES Suites®	Extended Stay	6	768	63.1%	61.1%		2.0 pts	103.66	108.71	(4.6)%	65.43	66.45	(1.5)%
Sonesta Simply Suites®	Extended Stay	2	244	62.5%	75.4%		(12.9) pts	79.72	77.19	3.3%	49.82	58.20	(14.4)%
Focused Service Total/Average		8	1,012	63.0%	64.6%		(1.6) pts	97.93	99.84	(1.9)%	61.66	64.46	(4.3)%
Exit Hotels Total/Average		15	3,022	48.6%	49.9%	(1.3)	pts	101.63	102.11	(0.5)%	49.43	50.94	(3.0)%

Retained & Exit Hotels Total/Average		93	21,110	60.9%	57.3%		3.6 pts	$170.50	$169.92	0.3%	$103.90	$97.35	6.7%
*Includes results of all hotels owned as of March 31, 2026. Excludes the results of hotels sold during the periods presented. Retained Hotels represents 53 hotels managed by Sonesta, 17 hotels managed by Hyatt, seven hotels managed by Radisson, and one hotel managed by IHG that we will continue to own after the Exit Hotels are sold. Exit Hotels represents 15 hotels managed by Sonesta that are currently being marketed for sale.
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

Funds From Operations and Normalized Funds From Operations
We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income (loss), calculated in accordance with GAAP, excluding any gain or loss on sale of real estate and loss on impairment of real estate assets, if any, plus real estate depreciation and amortization, as well as adjustments to reflect our share of FFO attributable to an investee and certain other adjustments currently not applicable to us. In calculating Normalized FFO, we adjust for the items shown below. FFO and Normalized FFO are among the factors considered by our Board when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to satisfy our REIT distribution requirements, limitations in our debt agreements, the availability to us of debt and equity capital, our distribution rate as a percentage of the trading price of our common shares, or dividend yield, and our dividend yield compared to the dividend yields of other REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.
Our calculations of FFO and Normalized FFO for the three months ended March 31, 2026 and 2025 and reconciliations of net loss, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts):

		Three Months Ended March 31,
		2026	2025
Net loss		$(151,178)	$(116,435)
Add (less):	Depreciation and amortization	75,843	89,100
	Loss on asset impairment	28,095	37,067
	Gain on sale of real estate, net	(1,355)	(746)
	Adjustments to reflect our share of FFO attributable to an investee	1,268	1,200
FFO		(47,327)	10,186
Add (less):	Loss on early extinguishment of debt, net	51,871	—
	Transaction related costs	2,509	111
	Adjustments to reflect our share of Normalized FFO attributable to an investee	392	539
Normalized FFO		$7,445	$10,836

Weighted average common shares outstanding (basic and diluted)		166,395	165,615

Basic and diluted per common share amounts:
	Net loss	$(0.91)	$(0.70)
	FFO	$(0.28)	$0.06
	Normalized FFO	$0.04	$0.07
	Distributions declared per share	$0.01	$0.01

Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands, except per share amounts)
We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2025. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.
Fixed Rate Debt
At March 31, 2026, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Senior unsecured notes (1)	$100,000	4.950%	$4,950	2027	Semi-Annually
Senior secured notes	580,155	—%	—	2027	At Maturity
Senior guaranteed unsecured notes (2)	450,000	5.500%	24,750	2027	Semi-Annually
Senior unsecured notes	400,000	3.950%	15,800	2028	Semi-Annually
Net lease mortgage notes	604,164	5.600%	33,833	2028	Monthly
Senior unsecured notes	425,000	4.950%	21,038	2029	Semi-Annually
Senior unsecured notes	400,000	4.375%	17,500	2030	Semi-Annually
Net lease mortgage notes	745,000	5.960%	44,402	2031	Monthly
Senior secured notes	1,000,000	8.625%	86,250	2031	Semi-Annually
Senior guaranteed unsecured notes	500,000	8.875%	44,375	2032	Semi-Annually
	$5,204,319		$292,898
(1)In May 2026, we redeemed the remaining $100,000 of 4.95% senior unsecured notes due 2027.
(2)In April 2026, we redeemed the $450,000 of 5.50% senior guaranteed unsecured notes due 2027.
No principal repayments are due under our unsecured or secured senior notes until maturity. Our net lease mortgage notes require principal and interest payments through maturity pursuant to amortization schedules. Our $580,155 senior secured notes due 2027 require no cash interest to accrue prior to maturity and will accrete at a rate of 7.50% per annum compounded semi-annually on March 30 and September 30 of each year, such that the accreted value will equal the principal amount at maturity. Because certain notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $46,242, which amount excludes $580,155 of our senior secured notes due 2027 as no interest is due until maturity. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2026 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $146,696, which amount excludes $580,155 of our senior secured notes due 2027 as no interest is due until maturity.
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
Floating Rate Debt
As of March 31, 2026, we had no amounts outstanding under our revolving credit facility and $45,000 outstanding under the VFN. The maturity date of our revolving credit facility is June 29, 2027, and, subject to our meeting certain conditions, including our payment of an extension fee, we have an option to extend the stated maturity date of the facility by two six-month periods. The maturity date of the VFN is January 27, 2027, and, subject to the payment of an extension fee and meeting certain other conditions, can be extended by one year. No principal repayments are required under our revolving credit facility or the VFN prior to maturity and repayments may be made and redrawn subject to conditions at any time without penalty.

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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at March 31, 2026:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At March 31, 2026	5.43%	$45,000	2,444	$0.01
One percentage point increase	6.43%	$45,000	2,894	$0.02
(1)Based on SOFR plus a premium, which was 175 basis points per annum for the VFN, as of March 31, 2026.
(2)Based on diluted weighted average common shares outstanding for the three months ended March 31, 2026.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at March 31, 2026 if we were fully drawn on our revolving credit facility and the VFN:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt (2)	Total Interest Expense Per Year	Annual Per Share Impact (3)
At March 31, 2026	6.37%	$695,000	$44,272	$0.27
One percentage point increase	7.37%	$695,000	$51,222	$0.31
(1)Based on SOFR plus a premium, which was 275 basis points per annum for our revolving credit facility and 175 basis points per annum for the VFN, as of March 31, 2026. Interest rate is weighted based on amounts outstanding.
(2)Represents the maximum amount available under our revolving credit facility and the VFN.
(3)Based on diluted weighted average common shares outstanding for the three months ended March 31, 2026.
The foregoing tables show the impact of an immediate change in floating interest rates as of March 31, 2026. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility, the VFN or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: economic and market conditions and their potential impacts on us, our tenants and our hotel managers; expectations regarding demand for corporate travel and lodging; the sufficiency of our liquidity; our liquidity needs, sources and expected uses; our capital expenditure plans and commitments; our ability to incur additional debt; our continued focus on reducing debt; our transition to a company with the majority of our properties being service-focused retail net lease properties through the growth of our net lease portfolio and improving the performance of the Retained Hotels; our pending or potential property dispositions; and the amount and timing of future distributions.

Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•    Our ability and the ability of our tenants and managers to operate under unfavorable market and commercial real estate industry conditions due to, among other things, uncertainties surrounding interest rates and inflation, supply chain disruptions, emerging technologies, volatility in the public equity and debt markets, changing tariffs and trade policies and related uncertainty, geopolitical instability and tensions, pandemics, any U.S. government shutdown, economic downturns or a possible recession, labor market conditions or changes in real estate utilization,
•    The ability of Sonesta to successfully operate the hotels it manages for us,
•    Our ability to repay or refinance our debts as they mature or otherwise become due,
•    Our ability to sell properties at prices we target, and the timing of such sales,
•    Our ability to raise or appropriately balance the use of debt or equity capital,
•    Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions,
•    Our ability to maintain sufficient liquidity, including the availability of borrowings under our revolving credit facility and the VFN,
•    Our ability to pay interest on and principal of our debt,
•    Whether and the extent to which our tenants and managers will pay the contractual amounts of returns, rents or other obligations due to us,
•    The impact of changes in U.S. and foreign government administrative policies, including the imposition of or increases in tariffs and changes to existing trade agreements, on macroeconomic conditions, supply chains and the cost of products our operators use, and on the results of operations of our operators and us,

•    Competition within the commercial real estate, hotel, transportation and travel center and other industries in which our tenants and managers operate, particularly in those markets in which our properties are located,
•    Potential defaults under our leases and management agreements by our tenants and managers,
•    Our ability to make cost-effective improvements to our properties that enhance their appeal to hotel guests and net lease tenants,
•    Our ability to pay distributions to our shareholders and to increase or sustain the amount of such distributions,
•    Our ability to acquire properties that realize our targeted returns,
•    Our ability to identify properties that we want to acquire or to negotiate acceptable purchase prices, acquisition financing terms, management agreements or lease terms for new properties, or ability to complete acquisitions,
•    Our ability to increase rents at our net leased properties as our leases expire and hotel room rates in excess of our operating expenses and to grow our business,
•    Our ability to increase and maintain net lease property and hotel room occupancy at our properties,
•    Our ability to engage and retain qualified tenants and managers for our net lease properties and hotels on satisfactory terms,
•    Our ability to diversify our sources of rents and returns that improve the security of our cash flows,
•    Our credit ratings,
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

Part II. Other Information
Item 1A. Risk Factors
Our business is subject to risks and uncertainties, a number of which are described under the caption “Risk Factors” in our 2025 Annual Report. The risks described in our 2025 Annual Report and below may not be the only risks we face but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2025 Annual Report or included below occurs, our business, financial condition, liquidity, results of operations or ability to pay distributions to our shareholders could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our 2025 Annual Report and below and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.
Risks Related to Our Taxation
If we were to experience an ownership change under Section 382 of the IRC, the resulting limitations on tax losses and tax depreciation will strain our ability to meet applicable REIT distribution requirements and adversely impact our cash flows and financial position.
The scale and composition of our April 2026 equity offering brought us closer to (but did not cause us to exceed) the threshold for an “ownership change” as defined under Section 382 of the IRC. If we were to experience such an ownership change (for example, through secondary market trading of our shares), then we would be (1) severely limited in our ability to use our net operating losses incurred prior to the ownership change, (2) required to reduce severely our tax depreciation deductions for the five-year period following the ownership change and (3) generally unable to use recognized asset sale losses as offsets to taxable gains during the five-year period following the ownership change (for example, with respect to applicable taxable gains from our anticipated asset dispositions). In turn, these limitations could result in significantly higher taxable income than projected, potentially impairing our ability to satisfy REIT distribution requirements and adversely impacting our cash flows and financial position. Although we have enforced and intend to continue to enforce the ownership limitations and transfer restrictions contained in our bylaws to mitigate the risk of an ownership change, such measures may not be successful.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2026:

Calendar Month	Number of Common Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	9,100	$1.90	—	$—
March 1, 2026 - March 31, 2026	6,459	2.15	—	—
Total	15,559	$2.00	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations from certain former employees of RMR and Sonesta in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.
Item 6. Exhibits

Exhibit Number	Description
3.1	Composite Copy of Amended and Restated Declaration of Trust, dated as of August 21, 1995, as amended to date. (Filed herewith.)

3.2	Composite Copy of Amended and Restated Declaration of Trust, dated as of August 21, 1995, as amended to date. (marked copy) (Filed herewith.)

3.3	Articles Supplementary to the Declaration of Trust of the Company, dated June 10, 2020. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 10, 2020.)

Exhibit Number	Description
3.4	Third Amended and Restated Bylaws of the Company, adopted effective June 14, 2024. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 17, 2024.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.)

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

4.4
Fifth Supplemental Indenture, dated as of February 2, 2018, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 4.375% Senior Notes due 2030, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

4.5
Eighth Supplemental Indenture, dated as of September 18, 2019, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 4.950% Senior Notes due 2029, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2019.)

4.6
Twelfth Supplemental Indenture, dated as of June 3, 2024, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association, relating to the Company’s 8.875% Senior Guaranteed Unsecured Notes due 2032, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 3, 2024.)

4.7
Supplemental Indenture, dated as of June 27, 2025, among the Company, HPT Cambridge LLC, HPTMI Hawaii, Inc., HPTMI Properties Trust and Royal Sonesta, Inc., and U.S. Bank Trust Company, National Association, relating to the Company’s 8.875% Senior Guaranteed Unsecured Notes due 2032. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.)

4.8
Indenture, dated as of November 16, 2023, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association, relating to the Company’s 8.625% Senior Secured Notes due 2031, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.)

4.9
Supplemental Indenture, dated as of April 4, 2024, among the Company, SVC Higgins Road TRS LLC, SVC Mannheim Road TRS LLC, and U.S. Bank Trust Company, National Association, relating to the Company’s 8.625% Senior Notes due 2031. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.)

4.10
Supplemental Indenture, dated as of June 27, 2025, among the Company, HPT Cambridge LLC, HPTMI Hawaii, Inc., HPTMI Properties Trust and Royal Sonesta, Inc., and U.S. Bank Trust Company, National Association, relating to the Company’s 8.625% Senior Notes due 2031. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.)

4.11
Indenture, dated as of September 23, 2025, between the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association, relating to the Company’s Senior Secured Notes due 2027, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 24, 2025.)

4.12
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2015.)

22.1	List of Subsidiary Guarantors. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit Number	Description
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICE PROPERTIES TRUST

By:	/s/ Christopher J. Bilotto
Christopher J. Bilotto
President and Chief Executive Officer
Dated: May 6, 2026

By:	/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: May 6, 2026