Form 10-Q
period 2026-06-30
Service Properties Trust
filed 2026-08-05
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of August 3, 2026: 129,509,488.

SERVICE PROPERTIES TRUST
FORM 10-Q
June 30, 2026

References in this Quarterly Report on Form 10-Q to the Company, SVC, we, us or our include Service Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I. Financial Information
Item 1. Financial Statements
SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Real estate properties:
Land	$1,730,113	$1,750,799
Buildings, improvements and equipment	5,861,871	6,198,233
Total real estate properties, gross	7,591,984	7,949,032
Accumulated depreciation	(2,432,406)	(2,442,966)
Total real estate properties, net	5,159,578	5,506,066
Acquired real estate leases and other intangibles, net	92,320	100,044
Assets of properties held for sale	121,977	94,366
Cash and cash equivalents	5,511	346,813
Restricted cash	23,165	25,275
Equity method investment	108,486	111,796
Due from related persons	17,749	241
Other assets, net	309,699	306,979
Total assets	$5,838,485	$6,491,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured debt, net	$1,702,603	$3,233,683
Secured debt, net	2,876,434	2,100,745
Accounts payable and other liabilities	437,188	458,908
Due to related persons	12,644	46,791
Liabilities of properties held for sale	3,161	5,329
Total liabilities	5,032,030	5,845,456

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 900,000,000 and 200,000,000 shares authorized, respectively; 129,527,433 and 33,614,025 shares issued and outstanding, respectively	1,295	336
Additional paid in capital	5,107,313	4,564,716
Cumulative other comprehensive income	2,011	2,068
Cumulative net income	1,617,637	1,992,653
Cumulative common distributions	(5,921,801)	(5,913,649)
Total shareholders’ equity	806,455	646,124
Total liabilities and shareholders’ equity	$5,838,485	$6,491,580
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Hotel operating revenues	$320,071	$404,405	$584,646	$739,368
Rental income	100,903	99,031	200,779	199,247
Total revenues	420,974	503,436	785,425	938,615

Expenses:
Hotel operating expenses	264,654	328,913	507,298	634,753
Net lease operating expenses	6,046	5,439	13,486	11,067
Depreciation and amortization	77,083	75,030	152,926	164,130
General and administrative	11,093	10,218	19,889	19,774
Transaction related costs	463	1,345	2,972	1,456
Loss on asset impairment	189,097	17,654	217,192	54,721
Total expenses	548,436	438,599	913,763	885,901

(Loss) gain on sale of real estate, net	(383)	(156)	972	590
Interest income	1,165	822	2,108	2,071
Interest expense (including amortization of debt issuance costs, discounts and premiums of $18,822, $9,900, $37,671 and $18,580, respectively)	(87,655)	(102,679)	(184,202)	(204,196)
Loss on early extinguishment of debt, net	(9,383)	—	(61,254)	—
Loss before income tax benefit (expense) and equity in losses of an investee	(223,718)	(37,176)	(370,714)	(148,821)
Income tax benefit (expense)	132	(457)	(1,049)	(1,300)
Equity in losses of an investee	(252)	(526)	(3,253)	(4,473)
Net loss	(223,838)	(38,159)	(375,016)	(154,594)
Other comprehensive (loss) income:
Equity interest in investee’s unrealized (losses) gains	(71)	155	(57)	308
Other comprehensive (loss) income	(71)	155	(57)	308
Comprehensive loss	$(223,909)	$(38,004)	$(375,073)	$(154,286)

Weighted average common shares outstanding (basic and diluted)	128,085	33,148	80,944	33,135

Net loss per common share (basic and diluted)	$(1.75)	$(1.15)	$(4.63)	$(4.67)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income	Total
Balance at December 31, 2025	33,614,025	$336	$(5,913,649)	$4,564,716	$1,992,653	$2,068	$646,124
Net loss	—	—	—	—	(151,178)	—	(151,178)
Equity interest in investee’s unrealized gains	—	—	—	—	—	14	14
Common share grants	—	—	—	488	—	—	488
Common share repurchases	(3,111)	—	—	(31)	—	—	(31)
Distributions	—	—	(1,681)	—	—	—	(1,681)
Balance at March 31, 2026	33,610,914	336	(5,915,330)	4,565,173	1,841,475	2,082	493,736
Net loss	—	—	—	—	(223,838)	—	(223,838)
Issuance of common shares, net	95,833,333	958	—	540,840	—	—	541,798
Equity interest in investee’s unrealized losses	—	—	—	—	—	(71)	(71)
Common share grants	93,902	1	—	1,368	—	—	1,369
Common share repurchases	(6,076)	—	—	(49)	—	—	(49)
Common share forfeitures	(4,640)	—	—	(19)	—	—	(19)
Distributions	—	—	(6,471)	—	—	—	(6,471)
Balance at June 30, 2026	129,527,433	$1,295	$(5,921,801)	$5,107,313	$1,617,637	$2,011	$806,455
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income	Total
Balance at December 31, 2024	33,327,307	$333	$(5,906,966)	$4,561,667	$2,194,974	$1,865	$851,873
Net loss	—	—	—	—	(116,435)	—	(116,435)
Equity interest in investee’s unrealized gains	—	—	—	—	—	153	153
Common share grants	6,498	—	—	664	—	—	664
Common share repurchases	(308)	—	—	(4)	—	—	(4)
Common share forfeitures	(4,153)	—	—	(12)	—	—	(12)
Distributions	—	—	(1,666)	—	—	—	(1,666)
Balance at March 31, 2025	33,329,344	333	(5,908,632)	4,562,315	2,078,539	2,018	734,573
Net loss	—	—	—	—	(38,159)	—	(38,159)
Equity interest in investee’s unrealized gains	—	—	—	—	—	155	155
Common share grants	56,595	1	—	1,138	—	—	1,139
Common share repurchases	(5,683)	—	—	(59)	—	—	(59)
Common share forfeitures	(8,090)	—	—	(38)	—	—	(38)
Distributions	—	—	(1,667)	—	—	—	(1,667)
Balance at June 30, 2025	33,372,166	$334	$(5,910,299)	$4,563,356	$2,040,380	$2,173	$695,944
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(375,016)	$(154,594)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	152,926	164,130
Net amortization of debt issuance costs, discounts and premiums as interest	37,671	18,580
Straight line rental income	(3,309)	(6,561)
Loss on early extinguishment of debt, net	61,254	—
Loss on asset impairment	217,192	54,721
Equity in losses of an investee	3,253	4,473
Gain on sale of real estate, net	(972)	(590)
Other non-cash income, net	(985)	(990)
Changes in assets and liabilities:
Due from related persons	(17,508)	(25,308)
Other assets	(242)	587
Accounts payable and other liabilities	(25,286)	(17,456)
Due to related persons	(5,136)	1,201
Net cash provided by operating activities	43,842	38,193
Cash flows from investing activities:
Real estate improvements	(76,863)	(107,991)
Hotel managers’ purchases with restricted cash	(3,870)	(2,064)
Real estate acquisitions and deposits	(9,708)	(31,353)
Net proceeds from sale of real estate	20,366	47,101
Net cash used in investing activities	(70,075)	(94,307)
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of discounts	744,980	—
Repayment of mortgage notes payable	(1,489)	(979)
Repayments of senior unsecured notes	(1,596,104)	—
Borrowings under variable funding note	—	45,000
Borrowings under revolving credit facility	50,000	50,000
Repayments of revolving credit facility	(25,000)	(100,000)
Payment of debt issuance costs	(23,132)	(5,866)
Repurchase of common shares	(80)	(63)
Issuance of common shares, net	541,798	—
Distributions to common shareholders	(8,152)	(3,333)
Net cash used in financing activities	(317,179)	(15,241)

Decrease in cash and cash equivalents and restricted cash	(343,412)	(71,355)
Cash and cash equivalents and restricted cash at beginning of period	372,088	157,386
Cash and cash equivalents and restricted cash at end of period	$28,676	$86,031
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Supplemental cash flow information:
Cash paid for interest	$158,873	$185,533
Cash paid for income taxes	$1,701	$1,897

Non-cash investing activities:
Real estate improvements accrued, not paid	$18,204	$15,668

Supplemental disclosure of cash and cash equivalents and restricted cash:

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:
	As of June 30,
	2026	2025
Cash and cash equivalents	$5,511	$63,176
Restricted cash (1)	23,165	22,855
Total cash and cash equivalents and restricted cash	$28,676	$86,031
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

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

Note 1. Organization and Basis of Presentation
Service Properties Trust, or we, us or our, is a real estate investment trust, or REIT, organized on February 7, 1995 under the laws of the State of Maryland, which invests in service-focused retail net lease properties and hotels. At June 30, 2026, we owned, directly and through our subsidiaries, 745 service-focused retail net lease properties and 93 hotels.
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
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Estimates in our condensed consolidated financial statements include the allowance for credit losses, purchase price allocations, useful lives of fixed assets, certain fair value measurements and impairment of real estate and related intangibles.
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $137,981 and $122,004 as of June 30, 2026 and December 31, 2025, respectively, and consist primarily of our TRSs’ investment in Sonesta International Hotels Corporation’s, or, collectively with its parent and subsidiaries, Sonesta’s, common stock and amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $75,398 and $57,846 as of June 30, 2026 and December 31, 2025, respectively, and consist primarily of amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
After the close of trading on July 6, 2026, we effected a 1-for-5 reverse share split of our then issued and outstanding common shares, or the Reverse Share Split. Unless otherwise noted, all impacted amounts and share information included in this Quarterly Report on Form 10-Q have been retroactively adjusted for the Reverse Share Split, as if it occurred on the first day of the first period presented. Certain adjusted amounts and amounts per share may not agree with previously reported amounts due to the rounding of fractional shares.

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
We recognize rental income from operating leases on a straight line basis over the terms of the lease agreements in our condensed consolidated statements of comprehensive income (loss). We increased rental income by $1,878 and $2,683 for the three months ended June 30, 2026 and 2025, respectively, and increased rental income by $3,309 and $6,561 for the six months ended June 30, 2026 and 2025, respectively, to record scheduled rent changes under certain of our leases on a straight line basis. Other assets, net, includes $105,138 and $98,729 of straight line rent receivables at June 30, 2026 and December 31, 2025, respectively.
Certain of our lease agreements require additional percentage rent if gross revenues of our properties exceed certain thresholds defined in our lease agreements. We may determine percentage rent due to us under our leases monthly, quarterly or annually, depending on the specific lease terms, and recognize it when all contingencies are met and the rent is earned. We recorded percentage rent of $455 and $501 for the three months ended June 30, 2026 and 2025, respectively, and $1,395 and $1,347 for the six months ended June 30, 2026 and 2025, respectively.
Note 4. Per Common Share Amounts
We calculate basic earnings per common share using the two class method. We calculate diluted earnings per common share using the more dilutive of the two class method or the treasury stock method. Unvested common share awards and other potentially dilutive common shares, together with the related impact on earnings, are considered when calculating diluted earnings per common share. For the three and six months ended June 30, 2026 and 2025, there were no dilutive common shares and certain unvested common shares were not included in the calculation of diluted earnings per common share because to do so would have been antidilutive.
Note 5. Real Estate Properties
As of June 30, 2026, we owned 745 service-focused retail net lease properties with an aggregate of 13,553,509 square feet that are primarily subject to “triple net” leases, or net leases where the tenant is generally responsible for payment of operating expenses and capital expenditures of the property during the lease term, and 93 hotels with an aggregate of 21,110 rooms or suites. Our properties had an aggregate undepreciated book value of $7,848,876, including $256,892 related to properties classified as held for sale as of June 30, 2026 and an aggregate undepreciated book value of $8,102,783, including $153,751 related to properties classified as held for sale, as of December 31, 2025.
We funded capital improvements to certain of our properties of $50,834 and $84,944 during the six months ended June 30, 2026 and 2025, respectively.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Acquisitions
During the six months ended June 30, 2026, we acquired four net lease properties with a total of 11,988 square feet for a combined purchase price of $9,174, excluding closing costs. We accounted for these transactions as acquisitions of assets and allocated the purchase prices based on the estimated fair value of the acquired assets as follows:

Quarter Acquired	Property Type	Number of Properties	Square Feet	Purchase Price (1)	Land	Buildings, Improvements and Equipment	Acquired Real Estate Leases
Q1 2026	Net Lease	3	8,788	$7,485	$1,946	$4,641	$898
Q2 2026	Net Lease	1	3,200	1,823	307	1,300	216
		4	11,988	$9,308	$2,253	$5,941	$1,114
(1)Purchase price is the gross contract price, plus closing costs of $134.
We have also entered into agreements to acquire five net lease properties with a total of 47,921 square feet for a combined purchase price of $14,245, excluding closing costs. These pending acquisitions are subject to conditions; accordingly, we cannot be sure that we will complete these acquisitions, that these acquisitions will not be delayed or that the terms will not change.
Dispositions
During the six months ended June 30, 2026, we sold 20 properties for a combined sales price of $20,575, excluding closing costs. The sales of these properties, as presented in the table below, do not represent a strategic shift in our business. As a result, the results of the operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

Quarter Sold	Property Type	Number of Properties	Square Feet / Rooms or Suites	Gross Sales Price (1)	Gain (Loss) on Sale of Real Estate, net
Q1 2026	Hotel	1	133	$7,100	$1,154
Q1 2026	Net Lease	2	4,712	1,285	201
Q2 2026	Net Lease	17	111,345	12,190	(383)
		20	133 / 116,057	$20,575	$972
(1)Gross sales price is the gross contract price, excluding closing costs.
As of June 30, 2026, we had 14 hotels with a total of 2,761 keys and seven net lease properties with a total of 19,929 square feet classified as held for sale. See Note 14 for further information on certain of these properties. During the six months ended June 30, 2026, one hotel previously classified as held for sale was reclassified to held and used as we are no longer marketing it for sale. Upon reclassification, depreciation was resumed, and the hotel was measured at the lower of its carrying amount adjusted for depreciation that would have been recognized during the held for sale period or its fair value. No impairment was recorded and the amount subject to the reclassification was not material to our condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
The following table summarizes the major classes of assets and liabilities of our properties held for sale by our net lease investments and hotel investments segments as of June 30, 2026:

	As of June 30, 2026
	Net Lease	Hotels	Total
Assets of properties held for sale:
Real estate properties, net	$2,077	$111,668	$113,745
Other assets, net (1)	144	8,088	8,232
Total assets of properties held for sale	$2,221	$119,756	$121,977

Liabilities of properties held for sale:
Accounts payable and other liabilities	$57	$3,104	$3,161
Total liabilities of properties held for sale	$57	$3,104	$3,161
(1) Other assets, net includes working capital of $4,649 for our hotel investments segment as described in Note 6.
From July 1, 2026 through August 3, 2026, we sold two net lease properties with a total of 11,220 square feet for a combined sales price of $1,076, excluding closing costs, and one hotel with 133 keys for a sales price of $18,350, excluding closing costs. We have also entered into agreements to sell 12 hotels with a total of 2,328 keys for a combined sales price of $77,350, excluding closing costs. These pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales, that these sales will not be delayed or that the terms will not change. We believe it is probable that the sales of these properties will be completed within one year.
Note 6. Leases and Management Agreements
As of June 30, 2026, we owned 745 service-focused retail properties net leased to 185 tenants, including 175 travel centers leased to TravelCenters of America Inc., or TA, our largest tenant, and 93 hotels included in four operating agreements managed by subsidiaries of the following companies: Sonesta (68 hotels), Hyatt Hotels Corporation, or Hyatt (17 hotels), Radisson Hospitality, Inc., or Radisson (seven hotels), and InterContinental Hotels Group, plc, or IHG (one hotel). Hereinafter, these companies are sometimes referred to as our managers and/or tenants, or collectively, operators. We do not operate any of our properties.
Net Lease Portfolio
As of June 30, 2026, we owned 745 service-focused retail net lease properties with an aggregate of 13,553,509 square feet with leases requiring annual minimum rents of $396,569 with a weighted (by annual minimum rents) average remaining lease term of 7.1 years. Our net lease properties were 96.6% occupied and leased by 185 tenants operating under 140 brands in 21 distinct industries.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
TA Leases
As of June 30, 2026, TA is our largest tenant, representing 33.6% of our total historical real estate investments. We lease to TA a total of 175 travel centers under five master leases, or our TA leases, that expire in 2033 subject to TA’s right to extend those leases, and require annual minimum rents of $269,547 as of June 30, 2026. TA receives a monthly rent credit totaling $25,000 per year over the 10-year initial term of the TA leases as a result of rent it prepaid.
Our TA leases are “triple net” leases that require TA to pay all costs incurred in the operation of the leased travel centers, including personnel, utility, inventory, customer service and insurance expenses, real estate and personal property taxes, environmental related expenses, underground storage tank maintenance costs and ground lease payments at those travel centers at which we lease the property and sublease it to TA. Our TA leases generally require TA to indemnify us for certain environmental matters and for liabilities that arise during the terms of the leases from ownership or operation of the leased travel centers. TA is required to maintain the leased travel centers, including structural and non-structural components. BP Corporation North America Inc., a subsidiary of BP p.l.c., guarantees payment under each of the TA leases, limited to an aggregate cap which was $2,863,781 as of June 30, 2026.
We recognized rental income from our TA leases of $67,834 for each of the three months ended June 30, 2026 and 2025, and $135,668 for each of the six months ended June 30, 2026 and 2025. Rental income increased by $1,302 and $2,607 for the three months ended June 30, 2026 and 2025, respectively, and $3,045 and $5,646 for the six months ended June 30, 2026 and 2025, respectively, to record the scheduled rent changes on a straight line basis. As of June 30, 2026 and December 31, 2025, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $61,302 and $55,157, respectively, included in other assets, net in our condensed consolidated balance sheets.
Our other net lease agreements generally provide for minimum rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We recognized rental income from our net lease properties (excluding TA) of $33,069 and $31,197 for the three months ended June 30, 2026 and 2025, respectively, which included $576 and $76, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight line basis. We recognized rental income from our net lease properties (excluding TA) of $65,111 and $63,579 for the six months ended June 30, 2026 and 2025, respectively, which included $264 and $915, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight line basis.
We continually review receivables related to rent, straight line rent and property operating expense reimbursements and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes an assessment of whether substantially all of the amounts due under a tenant’s lease are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received. We recognize all changes in the collectability assessment for an operating lease as an adjustment to rental income. We recorded reserves for uncollectable amounts and reduced rental income by $635 and $2,870 for the three and six months ended June 30, 2026, respectively, based on our assessment of the collectability of rents. We recorded reserves for uncollectable amounts and reduced rental income by $1,142 and $1,377 for the three and six months ended June 30, 2025, respectively, based on our assessment of the collectability of rents. We had reserves for uncollectable rents of $5,567 and $3,115 as of June 30, 2026 and December 31, 2025, respectively, included in other assets, net in our condensed consolidated balance sheets.
Hotel Agreements
Sonesta Agreements
As of June 30, 2026, Sonesta managed 39 of our full service hotels, 22 of our extended stay hotels and seven of our select service hotels pursuant to management agreements. As of June 30, 2026, the hotels Sonesta managed for us comprised approximately 40.9% of our total historical real estate investments.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
In July 2026, we sold one hotel with 133 keys managed by Sonesta and are currently at various stages of selling 14 hotels with a total of 2,889 keys managed by Sonesta. Following the completion of the hotel sales, we expect to retain 53 hotels managed by Sonesta, or the Retained Hotels. As discussed below, in August 2025, we and Sonesta amended and restated our management agreements for the Retained Hotels and certain other hotels managed by Sonesta and waived any termination fees under the existing Sonesta management agreement associated with the sale of certain hotels.
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
Effective August 1, 2025, we entered into new management agreements with Sonesta for most of the Retained Hotels and certain other hotels managed by Sonesta, or the Retained Hotel agreements. Each Retained Hotel agreement expires on July 31, 2040 and includes two 10-year renewal options at Sonesta’s option. Pursuant to the Retained Hotel agreements, we will pay Sonesta, after payment of hotel operating expenses, a base management fee equal to 3.0% of gross revenues for full service hotels and 5.0% for extended stay and select service hotels. Additionally, we are required to pay (i) an incentive fee equal to 20% of EBITDA, as defined in the Retained Hotel agreements, in excess of the incentive threshold of each hotel, subject to caps, commencing with the 2026 calendar year, which has initially been set at $194,248 in the aggregate and increases based on the amount by which each hotel’s capital expenditures exceeds their respective FF&E reserve (the aggregate incentive threshold under our Retained Hotel agreements as of June 30, 2026 was $197,362); (ii) a brand promotion fee of 3.5% of gross room revenues; (iii) a loyalty fee of the greater of (x) 1.0% of gross room revenues or (y) 4.5% of qualified room revenue, in the case of full service hotels, 2.5%, in the case of extended stay hotels, and 3.0%, in the case of select service hotels; (iv) a centralized service fee equal to $1,100 per year for full service hotels and $250 per year for extended stay and select service hotels, adjusted annually based on the Consumer Price Index; and (v) a construction management fee of 3.0% of construction and capital expenditures managed by Sonesta. We have the right to terminate the Retained Hotel agreements for certain events of default, casualty and condemnation events and if minimum performance thresholds are not met for two consecutive calendar years beginning with the measurement period commencing with the 2028 calendar year. The Retained Hotel agreements are not subject to any pooling, cross-default or other similar contractual arrangement and the legacy Sonesta agreement will remain subject to a pooling agreement and cross-default provisions until the remainder of the hotels subject to that agreement are sold. Our legacy Sonesta agreement and the Retained Hotel agreements are collectively referred to as our Sonesta agreements.
We realized returns under our Sonesta agreements of $43,213 and $65,518 during the three months ended June 30, 2026 and 2025, respectively, and $54,080 and $83,687 during the six months ended June 30, 2026 and 2025, respectively.
We incurred management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing programs or brand promotion fees, and third-party reservation transmission fees or centralized service fees of $16,328 and $31,883 for the three months ended June 30, 2026 and 2025, respectively, and $29,534 and $58,159 during the six months ended June 30, 2026 and 2025, respectively. We accrued estimated incentive fees of $887 during the six months ended June 30, 2026 based on year-to-date results of certain Sonesta managed hotels in comparison to each hotel’s respective incentive threshold. The actual amount of incentive fees incurred for 2026, if any, will be based upon individual hotels’ cumulative annual results in comparison to their respective incentive thresholds and will be payable in 2027. These fees and costs are included in hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). In addition, we incurred procurement and construction supervision fees payable to Sonesta pursuant to our legacy Sonesta agreement and construction management fees payable to Sonesta pursuant to our Sonesta agreements of $280 and $625 for the three months ended June 30, 2026 and 2025, respectively, and $677 and $1,246 during the six months ended June 30, 2026 and 2025, respectively, which have been capitalized in our condensed consolidated balance sheets and are depreciated over the estimated useful lives of the related capital assets.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Our Sonesta agreements require us to fund capital expenditures made at our hotels. We incurred capital expenditures for hotels included in our Sonesta agreements in an aggregate amount of $25,203 and $37,246 during the three months ended June 30, 2026 and 2025, respectively, and $43,900 and $78,807 during the six months ended June 30, 2026 and 2025, respectively. We owed Sonesta $7,790 and $39,509 for capital expenditures and other reimbursements at June 30, 2026 and December 31, 2025, respectively. Sonesta owed us $17,749 and $241 in returns under our Sonesta agreements and other amounts as of June 30, 2026 and December 31, 2025, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our condensed consolidated balance sheets. Our legacy Sonesta agreement requires that 5% of the hotel gross revenues be escrowed for future capital expenditures as FF&E reserves, subject to available cash flows after payment of the owner’s priority returns due to us. No FF&E escrow deposits were required during either of the three months or six months ended June 30, 2026 or 2025.
We are required to maintain minimum working capital for each of our hotels managed by Sonesta and have advanced a fixed amount based on the number of rooms in each hotel to meet the cash needs for hotel operations. As of June 30, 2026 and December 31, 2025, we had advanced $31,702 and $31,835, respectively, of initial working capital to Sonesta net of any working capital returned to us on termination of the applicable management agreements in connection with hotels we have sold. These amounts are included in other assets, net and assets of properties held for sale, as applicable, in our condensed consolidated balance sheets. Any remaining working capital would be returned to us upon termination in accordance with the terms of our Sonesta agreements.
See Notes 7 and 11 for further information regarding our relationships, agreements and transactions with Sonesta.
Hyatt Agreement
As of June 30, 2026, Hyatt managed 17 of our select service hotels pursuant to a portfolio management agreement that expires on March 31, 2031, or our Hyatt agreement, and provides that, as of June 30, 2026, we are to be paid an annual owner’s priority return of $17,400. Any returns we receive from Hyatt are currently limited to the hotels’ available cash flows, if any, after payment of operating expenses. Hyatt has provided us with a $30,000 limited guarantee for 75% of the aggregate annual owner’s priority returns due to us. We realized returns under our Hyatt agreement of $3,263 during each of the three months ended June 30, 2026 and 2025, and $6,525 and $6,390 during the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026 and 2025, the hotels under this agreement generated cash flows that were less than the guaranteed owner’s priority level due to us for these periods, and we decreased hotel operating expenses by $744 and $654, respectively, to record the guaranteed amount due from Hyatt. The available balance of the guaranty was $25,748 as of June 30, 2026. We did not incur capital expenditures for hotels included in our Hyatt agreement during the three months ended June 30, 2026. We incurred capital expenditures for certain hotels included in our Hyatt agreement in an aggregate amount of $349 during the three months ended June 30, 2025, and $55 and $1,968, during the six months ended June 30, 2026 and 2025, respectively.
Radisson Agreement
As of June 30, 2026, Radisson managed seven of our full service hotels pursuant to a portfolio management agreement that expires on July 31, 2031, or our Radisson agreement, and provides that we are to be paid an annual owner’s priority return of $10,975. Radisson has provided us with a $22,000 limited guarantee for 75% of the aggregate annual owner’s priority returns due to us. We realized returns under our Radisson agreement of $2,430 and $2,038 during the three months ended June 30, 2026 and 2025, respectively, and $4,477 and $3,441 during the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, the hotels under this agreement generated cash flows in excess of the guaranteed owner’s priority level due to us for the period. During the six months ended June 30, 2025, the hotels under this agreement generated cash flows that were less than the guaranteed owner’s priority level due to us for the period, and we decreased hotel operating expenses by $2,820 to record the guaranteed amount due from Radisson. The available balance of the guaranty was $16,585 as of June 30, 2026. During the three and six months ended June 30, 2026, we incurred capital expenditures of $924 and $1,062, respectively, for the hotels included in our Radisson agreement, which resulted in increases in our contractual owner’s priority returns of $55 and $64, respectively. We did not incur any capital expenditures during the three or six months ended June 30, 2025 for the hotels included in our Radisson agreement.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
IHG Agreement
Our management agreement with IHG, or our IHG agreement, for one hotel expires on January 31, 2027. We realized returns under our IHG agreement of $1,675 and $776 during the three months ended June 30, 2026 and 2025, respectively, and $2,806 and $3,019 during the six months ended June 30, 2026 and 2025, respectively. Any returns we receive from IHG are limited to the hotel’s available cash flows, if any, after payment of operating expenses. We incurred capital expenditures for the one hotel included in our IHG agreement in an aggregate amount of $366 and $48 during the three months ended June 30, 2026 and 2025, respectively, and $637 and $1,023 during the six months ended June 30, 2026 and 2025, respectively.
Note 7. Equity Method Investment
As of both June 30, 2026 and December 31, 2025, we owned 34% of Sonesta’s outstanding common stock. We account for our 34% non-controlling interest in Sonesta under the equity method of accounting.
As of June 30, 2026 and December 31, 2025, our investment in Sonesta had a carrying value of $108,486 and $111,796, respectively. On the date of acquisition of our initial equity interest in Sonesta (February 27, 2020), the cost basis of our investment in Sonesta exceeded our proportionate share of Sonesta’s total stockholders’ equity book value by an aggregate of $8,000. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 31 years, the weighted average remaining useful life of the real estate assets and intangible assets and liabilities owned by Sonesta as of the date of our acquisition. We recorded amortization of the basis difference of $65 in both of the three months ended June 30, 2026 and 2025 and $130 in both of the six months ended June 30, 2026 and 2025. We recognized losses related to our investment in Sonesta of $252 and $526 for the three months ended June 30, 2026 and 2025, respectively, and $3,253 and $4,473 for the six months ended June 30, 2026 and 2025, respectively. These amounts, which include amortization of the basis difference, are included in equity in losses of an investee in our condensed consolidated statements of comprehensive income (loss).
We recorded a liability of $42,000 for the fair value of our initial investment in Sonesta, as no cash consideration was exchanged related to the modification of our management agreement with, and investment in, Sonesta. This liability for our investment in Sonesta is included in accounts payable and other liabilities in our condensed consolidated balance sheets and is being amortized on a straight-line basis through the initial term of the legacy Sonesta agreement, January 31, 2037, as a reduction to hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). We reduced hotel operating expenses by $621 for each of the three months ended June 30, 2026 and 2025 and $1,242 for each of the six months ended June 30, 2026 and 2025, for amortization of this liability. As of June 30, 2026 and December 31, 2025, the unamortized balance of this liability was $26,269 and $27,511, respectively.
See Notes 6 and 11 for further information regarding our relationships, agreements and transactions with Sonesta.
Note 8. Indebtedness
Our principal debt obligations at June 30, 2026 were: (1) $25,000 of outstanding borrowings under our $650,000 revolving credit facility; (2) $1,725,000 aggregate outstanding principal amount of senior unsecured notes; (3) $1,580,155 aggregate outstanding principal amount of senior secured notes; (4) $1,348,166 aggregate outstanding principal amount of net lease mortgage notes; and (5) $45,000 of outstanding borrowings under our $45,000 variable funding note, or the VFN.
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

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Interest payable on drawings under our revolving credit facility is based on the secured overnight financing rate, or SOFR, plus a margin ranging from 1.50% to 3.00% based on our leverage ratio, as defined in our credit agreement, which was 2.75% as of June 30, 2026. We also pay unused commitment fees of 20 to 30 basis points per annum on the total amount of lending commitments under our revolving credit facility based on amounts outstanding. As of June 30, 2026 and 2025, the annual interest rate payable on borrowings under our revolving credit facility was 6.43% and 6.89%, respectively. The weighted average annual interest rate for borrowings under our revolving credit facility was 6.45% for both the three and six months ended June 30, 2026, and 6.91% and 6.93% for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, we had $25,000 outstanding under our revolving credit facility and $625,000 available for borrowing. As of August 3, 2026, we had no amounts outstanding under our revolving credit facility and $650,000 available for borrowing.
As collateral for all loans and other obligations under our revolving credit facility, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on certain properties. As of June 30, 2026, our revolving credit facility was secured by 55 properties, including 38 net lease properties and 17 hotels, with an aggregate undepreciated book value of $879,676.
Our debt agreements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR, ceasing to act as our business manager. Our debt agreements also contain covenants, including those that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Borrowings under our revolving credit facility are subject to meeting ongoing minimum performance and market values of the collateral properties, satisfying certain financial covenants and other credit facility conditions. We believe we were in compliance with the terms and conditions of our debt agreements as of June 30, 2026.
Redemption of Senior Unsecured Notes
During the six months ended June 30, 2026, we redeemed all $400,000 of our outstanding 4.95% senior unsecured notes due 2027 for redemption prices equal to the principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption and make whole premiums of $1,785. As a result of the redemptions, we recorded a loss on early extinguishment of debt of $2,539 during the six months ended June 30, 2026, which represented the make whole premiums and the write-off of unamortized discounts and issuance costs related to these notes.
In March 2026, we redeemed all $700,000 of our outstanding 8.375% senior guaranteed unsecured notes due 2029 for a redemption price equal to the principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption and a make whole premium of $37,128. As a result of the redemption, we recorded a loss on early extinguishment of debt of $49,697 during the six months ended June 30, 2026, which represented the make whole premium and the write-off of unamortized discounts and issuance costs related to these notes.
In April 2026, we redeemed all $450,000 of our outstanding 5.50% senior guaranteed unsecured notes due 2027 for a redemption price equal to the principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption and a make whole premium of $7,191. As a result of the redemption, we recorded a loss on early extinguishment of debt of $9,018 during the six months ended June 30, 2026, which represented the make whole premium and the write-off of unamortized discounts and issuance costs related to these notes.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Net Lease Mortgage Notes
SVC ABS LLC, or the Initial Issuer, issued $610,200 in aggregate principal amount of net lease mortgage notes, or the Series 2023-1 Notes, on February 10, 2023. On March 6, 2026, the Initial Issuer, SVC 2026 ABS LLC and SVC 2026 TA ABS LLC, or collectively, the Issuers, issued $745,000 in aggregate principal amount of net lease mortgage notes in three classes, or the Series 2026-1 Notes. In connection with the Series 2026-1 Notes, we contributed to the Issuers 158 properties with an undepreciated book value of $759,147 and required minimum rents of $85,277 as of June 30, 2026. The Issuers are wholly owned special purpose bankruptcy remote, indirect subsidiaries that are separate legal entities and are the sole owners of their respective assets and liabilities. The assets of the Issuers are not available to pay or otherwise satisfy obligations to the creditors of any owners or affiliates of the Issuers. Our net lease mortgage notes are summarized below:

Series	Note Class	Principal Outstanding as of June 30, 2026	Coupon Rate	Initial Term (in years)	Maturity
2023-1	Class A	$299,917	5.15%	5	February 2028
2023-1	Class B	171,558	5.55%	5	February 2028
2023-1	Class C	132,200	6.70%	5	February 2028
	2023-1 Total / weighted average	603,675	5.60%
2026-1	Class A	219,725	5.16%	5	March 2031
2026-1	Class B	374,766	5.80%	5	March 2031
2026-1	Class M	150,000	7.55%	5	March 2031
	2026-1 Total / weighted average	744,491	5.96%
	Total / weighted average	$1,348,166	5.80%
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
Our Series 2023-1 Notes and Series 2026-1 Notes are non-recourse and, as of June 30, 2026, were secured by 471 retail net lease properties owned by the Issuers, including 158 properties that were contributed by us in connection with the issuance of the Series 2026-1 Notes. During the six months ended June 30, 2026, the Issuers sold one retail net lease property that served as collateral under the Series 2026-1 Notes. In connection with this sale, the property was released from the collateral pool in exchange for the cash proceeds from the disposition in accordance with the terms of the Series 2026-1 Notes. As of June 30, 2026, the current leases relating to the 471 properties required annual minimum rents of $152,996 and had an aggregate undepreciated book value of $1,508,727.
The VFN is also secured by the 471 net lease properties that secure our existing $1,348,166 of net lease mortgage notes. The VFN permits borrowings on a revolving basis up to $45,000 and the Issuer can borrow, repay and reborrow funds available until maturity. The maturity date of the VFN is January 27, 2027, and, subject to the payment of an extension fee and meeting certain other conditions, can be extended by one year at the Issuer’s option. The VFN requires interest payments only on drawings under the VFN based on SOFR plus a margin of 1.75%, and an unused commitment fee of 50 basis points per annum paid on undrawn amounts. As of June 30, 2026 and 2025, the annual interest rate payable on borrowings under the VFN was 5.48% and 6.04%, respectively. The weighted average annual interest rate for borrowings under the VFN was 5.42% for both the three and six months ended June 30, 2026, and 6.05% for both the three and six months ended June 30, 2025. As of both June 30, 2026 and August 3, 2026, we had $45,000 outstanding under the VFN.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Note 9. Shareholders’ Equity
Reverse Share Split
After the close of trading on July 6, 2026, we effected the Reverse Share Split, and following such effective time of the Reverse Share Split, we changed the par value of our common shares from $.05 per share back to $.01 per share. No fractional shares were issued in connection with the Reverse Share Split. Instead, each shareholder who would have been entitled to receive a fractional share as a result of the Reverse Share Split received cash in lieu of such fractional share, in an amount equal to their fractional interest multiplied by the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on the effective date of the Reverse Share Split, adjusted to give effect to the Reverse Share Split, without interest.

Equity Offering
On March 30, 2026, we amended our amended and restated declaration of trust, as amended and supplemented, to increase our authorized common shares from 200,000,000 to 900,000,000 shares.
On April 2, 2026, we issued and sold 95,833,333 common shares (479,166,667 common shares prior to giving effect for the Reverse Share Split), including 12,500,000 common shares (62,500,000 common shares prior to giving effect for the Reverse Share Split) pursuant to the exercise of the underwriters’ option to purchase additional shares, at $6.00 per share ($1.20 per share prior to giving effect for the Reverse Share Split) in an underwritten public offering. Our net proceeds from this offering were approximately $541,798, after deducting the underwriters’ discount and other offering expenses.
Share Awards
On June 11, 2026, in accordance with our Trustee compensation arrangements, we awarded 13,414 of our common shares, valued at $8.20 per common share, the closing price of our common shares on Nasdaq on that day to each of our seven Trustees as part of their annual compensation.
Share Purchases
During the six months ended June 30, 2026, we purchased an aggregate of 9,187 of our common shares, valued at $8.76 per common share, from certain former employees of RMR and Sonesta, in satisfaction of tax withholding and payment obligations in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq, on the applicable purchase dates.
Distributions
During the six months ended June 30, 2026, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 15, 2026	January 26, 2026	February 19, 2026	$0.05	$1,681
April 9, 2026	April 21, 2026	May 14, 2026	0.05	6,471
			$0.10	$8,152
On July 9, 2026, we declared a regular quarterly distribution to common shareholders of record as of July 20, 2026 of $0.05 per share, or approximately $6,476. We expect to pay this distribution on or about August 13, 2026.
Cumulative Other Comprehensive Income (Loss)
Cumulative other comprehensive income (loss) represents our share of Sonesta’s other comprehensive income (loss) related to its interest rate cap through our equity method investment. See Notes 7 and 11 for further information regarding this investment.

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
For the three and six months ended June 30, 2026 and 2025, the business management fees, property management fees and construction supervision fees and expense reimbursements recognized in our condensed consolidated financial statements were as follows:

	Financial Statement	Three Months Ended June 30,		Six Months Ended June 30,
	Line Item	2026	2025	2026	2025
Pursuant to business management agreement:
Net business management fees (1)	General and administrative	$6,517	$6,900	$12,699	$13,830

Pursuant to property management agreement:
Property management fees	Net lease operating expenses	$2,748	$2,110	$5,519	$4,197
Construction supervision fees	Buildings, improvements and equipment (2)	550	465	678	1,122
		$3,298	$2,575	$6,197	$5,319

Expense reimbursement	Net lease operating expenses, general and administrative, and buildings, improvements and equipment (2)	$1,002	$1,105	$2,096	$2,300
(1)The net business management fees we recognized for each of the three and six months ended June 30, 2026 and 2025, reflect a reduction of $897 and $1,793, respectively, for the amortization of the liability we recorded in connection with our former investment in The RMR Group Inc., or RMR Inc.
(2)Amounts capitalized as buildings, improvements and equipment are depreciated over the estimated useful lives of the related assets.
Based on our common share total return, as defined in our business management agreement, as of June 30, 2026, no incentive fees are included in the net business management fees we recognized for the three and six months ended June 30, 2026. The actual amount of annual incentive fees for 2026, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2026, and will be payable in January 2027. We did not incur an incentive fee payable to RMR for the year ended December 31, 2025.
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

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Note 11. Related Person Transactions
We have relationships and historical and continuing transactions with Sonesta, RMR, RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees, or our Board, and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Christopher J. Bilotto, our other Managing Trustee and our President and Chief Executive Officer, also serves as an executive officer of RMR Inc. and is an officer and employee of RMR. John G. Murray, our former Managing Trustee and our former President and Chief Executive Officer until March 9, 2025, also served as an officer and employee of RMR until March 31, 2026, and served as a director and president and chief executive officer of Sonesta until March 31, 2026, and will remain an employee of Sonesta until his retirement on September 30, 2026. Jeffrey C. Leer, an executive vice president of RMR, became a co-chief executive officer of Sonesta, effective April 1, 2026. In addition, each of our other officers serves as an officer of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as a trustee of these public companies and as chair of the boards of certain of these public companies. Other officers of RMR, including certain of our officers, serve as managing trustees or officers of certain of these companies.
Our Manager, RMR
We have two agreements with RMR to provide management services to us. See Note 10 for further information regarding our management agreements with RMR.
Sonesta
Sonesta is a private company of which Mr. Portnoy, one of our Managing Trustees, is a director and the controlling stockholder. Mr. Murray, our other Managing Trustee until March 9, 2025, was a director and president and chief executive officer of Sonesta until March 31, 2026. Mr. Leer, an executive vice president of RMR, became a co-chief executive officer of Sonesta, effective April 1, 2026. Sonesta’s other director served as one of RMR Inc.’s managing directors, as RMR’s and RMR Inc.’s executive vice president, general counsel and secretary and as our Secretary until her resignation from these positions, effective December 31, 2025, in connection with her retirement. Certain other officers and employees of Sonesta are former officers and employees of RMR. RMR also provides certain services to Sonesta. As of June 30, 2026, we owned 34% of Sonesta’s outstanding shares of common stock and Sonesta managed 68 of our hotels. See Notes 6 and 7 for further information regarding our relationships, agreements and transactions with Sonesta.
Equity Offering
On April 2, 2026, RMR, our manager, purchased 8,333,333 common shares (41,666,666 common shares prior to giving effect for the Reverse Share Split) in the equity offering at a price equal to the public offering price of $6.00 per share ($1.20 per share prior to giving effect for the Reverse Share Split). In addition, Mr. Bilotto, one of our Managing Trustees and our President and Chief Executive Officer, and Brian E. Donley, our Chief Financial Officer and Treasurer, as well as certain of our Trustees, purchased an aggregate of approximately 49,666 common shares (248,333 common shares prior to giving effect for the Reverse Share Split) at the public offering price. As of June 30, 2026, RMR beneficially owned approximately 6.4% of our outstanding common shares and Mr. Portnoy, including through ABP Trust, beneficially owned approximately 6.7% of our outstanding common shares.
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
During the three months ended June 30, 2026, we recognized income tax benefit of $132, which includes $61 of state tax benefit and $71 of foreign tax benefit. During the three months ended June 30, 2025, we recognized income tax expense of $457, which includes $147 of state tax expense and $310 of foreign tax expense.
During the six months ended June 30, 2026, we recognized income tax expense of $1,049, which includes $425 of state tax expense and $624 of foreign tax expense. During the six months ended June 30, 2025, we recognized income tax expense of $1,300, which includes $500 of state tax expense and $800 of foreign tax expense.
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

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,
	2026			2025
	Net Lease	Hotels	Total	Net Lease	Hotels	Total
Revenues:
Hotel operating revenues	$—	$320,071	$320,071	$—	$404,405	$404,405
Rental income	100,903	—	100,903	99,031	—	99,031
Total revenues	100,903	320,071	420,974	99,031	404,405	503,436

Less (plus):
Room expenses	—	76,054	76,054	—	104,077	104,077
Food and beverage expenses	—	44,338	44,338	—	44,447	44,447
Management fees	2,748	11,051	13,799	2,110	15,113	17,223
Real estate taxes and insurance	1,116	22,672	23,788	671	29,174	29,845
Other operating expenses (1)	2,182	110,539	112,721	2,658	136,102	138,760
Depreciation and amortization	33,365	43,718	77,083	36,576	38,454	75,030
Interest expense	24,558	—	24,558	12,547	—	12,547
Other segment items (2)	773	191,059	191,832	3,812	15,273	19,085
Segment profit (loss)	36,161	(179,360)	(143,199)	40,657	21,765	62,422

Reconciliation of segment profit or loss:
General and administrative			(11,093)			(10,218)
Transaction related costs			1,947			—
Interest income			1,107			752
Interest expense			(63,097)			(90,132)
Loss on early extinguishment of debt, net			(9,383)			—
Income tax benefit (expense)			132			(457)
Equity in losses of an investee			(252)			(526)
Net loss			$(223,838)			$(38,159)

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)

	Six Months Ended June 30,
	2026			2025
	Net Lease	Hotels	Total	Net Lease	Hotels	Total
Revenues:
Hotel operating revenues	$—	$584,646	$584,646	$—	$739,368	$739,368
Rental income	200,779	—	200,779	199,247	—	199,247
Total revenues	200,779	584,646	785,425	199,247	739,368	938,615

Less (plus):
Room expenses	—	143,166	143,166	—	197,986	197,986
Food and beverage expenses	—	84,643	84,643	—	84,766	84,766
Management fees	5,519	20,180	25,699	4,197	27,598	31,795
Real estate taxes and insurance	3,221	46,352	49,573	1,459	58,787	60,246
Other operating expenses (1)	4,746	212,957	217,703	5,411	265,616	271,027
Depreciation and amortization	66,302	86,624	152,926	71,933	92,197	164,130
Interest expense	40,350	—	40,350	24,673	—	24,673
Other segment items (2)	9,761	211,255	221,016	3,322	51,971	55,293
Segment profit (loss)	70,880	(220,531)	(149,651)	88,252	(39,553)	48,699

Reconciliation of segment profit or loss:
General and administrative			(19,889)			(19,774)
Transaction related costs			1,941			(29)
Interest income			1,991			1,806
Interest expense			(143,852)			(179,523)
Loss on early extinguishment of debt, net			(61,254)			—
Income tax expense			(1,049)			(1,300)
Equity in losses of an investee			(3,253)			(4,473)
Net loss			$(375,016)			$(154,594)
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

	As of June 30, 2026	As of December 31, 2025
Assets:
Net Lease	$2,830,520	$2,902,699
Hotels	2,873,205	3,107,967
Corporate	134,760	480,914
Total assets	$5,838,485	$6,491,580

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Capital expenditures:
Net Lease	$1,280	$234	$1,860	$982
Hotels	28,624	38,841	48,974	83,962
Total capital expenditures	$29,904	$39,075	$50,834	$84,944

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Note 14. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at June 30, 2026, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-recurring Fair Value Measurement Assets:
Assets of properties held for sale (1) (2)	$113,745	$—	$112,961	$784
(1)We recorded impairment charges totaling $208,368 during the six months ended June 30, 2026, to reduce the carrying value of 13 hotels and two net lease properties owned as of June 30, 2026 in our condensed consolidated balance sheet to their estimated fair value, less estimated costs to sell of $3,230, based on negotiated sales prices with third party buyers (Level 2 inputs as defined in the fair value hierarchy under GAAP).
(2)We recorded impairment charges totaling $202 during the six months ended June 30, 2026, to reduce the carrying value of four net lease properties owned as of June 30, 2026 in our condensed consolidated balance sheet to their estimated fair value, less estimated costs to sell of $76, based on brokers’ opinions of values (Level 3 inputs as defined in the fair value hierarchy under GAAP).
In addition to the assets included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, VFN, net lease mortgage notes, senior notes and security deposits. At June 30, 2026 and December 31, 2025, the fair values of these financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short-term nature or floating interest rates, except as follows:

	June 30, 2026		December 31, 2025
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior Unsecured Notes, due 2027 at 4.95%	$—	$—	$399,164	$401,716
Senior Guaranteed Unsecured Notes, due 2027 at 5.50%	—	—	447,858	442,985
Senior Secured Notes, due 2027 at zero coupon	522,798	537,926	501,256	524,263
Net Lease Mortgage Notes, due 2028 at 5.60%	583,455	593,952	578,368	598,113
Senior Unsecured Notes, due 2028 at 3.95%	398,210	388,008	397,645	377,596
Senior Guaranteed Unsecured Notes, due 2029 at 8.375%	—	—	686,738	703,780
Senior Unsecured Notes, due 2029 at 4.95%	422,449	400,367	422,056	368,382
Senior Unsecured Notes, due 2030 at 4.375%	395,880	360,984	395,318	338,932
Net Lease Mortgage Notes, due 2031 at 5.96%	722,042	724,432	—	—
Senior Secured Notes, due 2031 at 8.625%	978,139	1,053,450	976,121	1,050,370
Senior Guaranteed Unsecured Notes, due 2032 at 8.875%	486,064	514,780	484,904	493,225
Total financial liabilities	$4,509,037	$4,573,899	$5,289,428	$5,299,362
(1)Carrying value includes unamortized discounts, premiums and certain debt issuance costs.
At June 30, 2026 and December 31, 2025, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs). At June 30, 2026 and December 31, 2025, we estimated the fair value of our net lease mortgage notes using discounted cash flow analyses and current prevailing market rates as of the measurement dates (Level 3 inputs). As Level 3 inputs are unobservable, our estimated value may differ materially from the actual fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2025 Annual Report.
Overview (dollars in thousands, except per share amounts and per room hotel data)
We are a REIT organized under the laws of the State of Maryland. As of June 30, 2026, we owned 838 properties in 46 states, the District of Columbia, Canada and Puerto Rico. Our strategy continues to focus on reducing debt, transitioning to a company with the majority of our properties being service-focused retail net lease properties through the growth of our net lease portfolio and improving the performance of the hotels we expect to retain.
Leases and Management Agreements. At June 30, 2026, we owned 745 service-focused retail properties with an aggregate of 13,553,509 square feet leased to 185 tenants subject to “triple net” leases, where the tenants are generally responsible for the payment of operating expenses and capital expenditures. At June 30, 2026, we also owned 93 hotels managed by four operators. We leased all of these hotels to our wholly owned TRSs that are managed by hotel operating companies as of that date. Our condensed consolidated statements of comprehensive income (loss) include rental income and net lease operating expenses from our net lease properties and hotel operating revenues and hotel operating expenses of our managed hotels.
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
Significant Events. During 2025, we sold 112 hotels containing a total of 14,631 keys for a combined sales price of $858,752, excluding closing costs. During the six months ended June 30, 2026, we sold one hotel containing 133 keys for gross proceeds of $7,100, excluding closing costs. We sold one additional hotel containing 133 keys for gross proceeds of $18,350 in July 2026. As of August 3, 2026, we were under agreement to sell 12 hotels with a total of 2,328 keys for a combined sales price of $77,350, excluding closing costs. We are also at various stages of negotiating or marketing the sale of two additional hotels containing a total of 561 keys.

In March 2026, we issued $745,000 of net lease mortgage notes. In April 2026, we raised net proceeds of $541,798 in an underwritten public offering of common shares. The proceeds from these transactions along with cash on hand were used to redeem an aggregate of $1,550,000 principal amount of outstanding indebtedness. See below for further details on these transactions.

Net Lease Portfolio. Our net lease properties were 96.6% occupied as of June 30, 2026 with a weighted (by annual minimum rent) average lease term of 7.1 years, operating under 140 brands in 21 distinct industries. TA is our largest tenant and as of June 30, 2026, leased 175 of our travel centers under five master leases that expire in 2033 and require annual minimum rents of $269,547. In addition, TA receives an annual credit of $25,000 as a result of prepaid rent. BP Corporation North America Inc. guarantees payment under the TA leases, subject to a cap. We use a variety of operating and other information to evaluate the financial condition and operating performance of our net lease portfolio, including the lease structure, credit evaluations, tenants’ payment history and net lease rent coverage metrics as defined below. Our net lease portfolio is diverse geographically in service-focused and necessity-based industries, by brand concepts and tenants. We believe this diversification may help mitigate the impact of macroeconomic factors.
Hotel Portfolio. During the six months ended June 30, 2026, the U.S. hotel industry generally realized increases in average daily rate, or ADR, and in revenue per available room, or RevPAR, compared to the corresponding 2025 period. Our comparable hotels produced increases in ADR and RevPAR, which we believe is partially a result of renovation disruption in the 2025 period. In addition to the macroeconomic factors noted above, ADR, occupancy and RevPAR performance are dependent on the continued success of our hotels' brands and our hotel operators. While we do not operate our hotel properties, our asset management team and our executive management team monitor and work with our hotel managers by conducting regular revenue, sales, and financial performance reviews and also perform in-depth on-site reviews focused on ongoing operating margin improvement initiatives.

The following table provides a summary for all of our hotels with these revenue metrics for the periods presented, which we believe are key indicators of performance at our hotels.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change		2026	2025	Change
Retained Hotels
No. of hotels	78	84	(6)		78	84	(6)
No. of rooms or suites	18,088	19,942	(1,854)		18,088	19,942	(1,854)
Occupancy	72.7%	69.0%	3.7	pts	67.9%	62.9%	5.0	pts
ADR	$184.96	$175.89	5.2%		$182.39	$175.02	4.2%
RevPAR	$134.53	$121.30	10.9%		$123.83	$110.15	12.4%
Exit Hotels (1)
No. of hotels	15	116	(101)		15	116	(101)
No. of rooms or suites	3,022	15,159	(12,137)		3,022	15,159	(12,137)
Occupancy	64.7%	69.5%	(4.8)	pts	56.7%	63.6%	(6.9)	pts
ADR	$124.33	$107.75	15.4%		$114.65	$145.67	(21.3)%
RevPAR	$80.43	$74.94	7.3%		$65.01	$92.63	(29.8)%
All Hotels
No. of hotels	93	200	(107)		93	200	(107)
No. of rooms or suites	21,110	35,101	(13,991)		21,110	35,101	(13,991)
Occupancy	71.6%	69.2%	2.4	pts	66.3%	63.6%	2.7	pts
ADR	$177.11	$146.32	21.0%		$174.09	$145.67	19.5%
RevPAR	$126.78	$101.27	25.2%		$115.40	$92.63	24.6%
(1) Exit Hotels represents one hotel sold in July 2026 and 14 hotels managed by Sonesta that are currently under agreement or being marketed for sale.
Comparable Hotels Data. We present occupancy, ADR and RevPAR for the periods presented on a comparable basis to facilitate comparisons between periods. We define comparable hotels as those that were owned by us and were open and operating for the entirety of the periods being compared.
The following table provides a summary of these revenue metrics for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change		2026	2025	Change
Retained Hotels
No. of hotels	78	78	—		78	78	—
No. of rooms or suites	18,088	18,088	—		18,088	18,088	—
Occupancy	72.7%	70.3%	2.4	pts	67.9%	64.5%	3.4	pts
ADR	$184.96	$179.38	3.1%		$182.39	$179.47	1.6%
RevPAR	$134.53	$126.16	6.6%		$123.83	$115.69	7.0%
Exit Hotels (1)
No. of hotels	15	15	—		15	15	—
No. of rooms or suites	3,022	3,022	—		3,022	3,022	—
Occupancy	64.7%	62.7%	2.0	pts	56.7%	56.3%	0.4	pts
ADR	$124.33	$121.83	2.1%		$114.65	$113.15	1.3%
RevPAR	$80.43	$76.38	5.3%		$65.01	$63.73	2.0%
Comparable Hotels
No. of hotels	93	93	—		93	93	—
No. of rooms or suites	21,110	21,110	—		21,110	21,110	—
Occupancy	71.6%	69.2%	2.4	pts	66.3%	63.3%	3.0	pts
ADR	$177.11	$171.92	3.0%		$174.09	$171.02	1.8%
RevPAR	$126.78	$119.03	6.5%		$115.40	$108.25	6.6%
(1) Exit Hotels represents one hotel sold in July 2026 and 14 hotels managed by Sonesta that are currently under agreement or being marketed for sale.

Additional details of our net lease agreements and our hotel operating agreements are set forth in Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations (amounts in thousands, except per share data)
Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues:
Hotel operating revenues	$320,071	$404,405	$(84,334)	(20.9)%
Rental income	100,903	99,031	1,872	1.9%
Total revenues	420,974	503,436	(82,462)	(16.4)%

Expenses:
Hotel operating expenses	264,654	328,913	(64,259)	(19.5)%
Net lease operating expenses	6,046	5,439	607	11.2%
Depreciation and amortization - hotels	43,718	38,454	5,264	13.7%
Depreciation and amortization - net lease properties	33,365	36,576	(3,211)	(8.8)%
Total depreciation and amortization	77,083	75,030	2,053	2.7%
General and administrative	11,093	10,218	875	8.6%
Transaction related costs	463	1,345	(882)	(65.6)%
Loss on asset impairment	189,097	17,654	171,443	n/m
Total expenses	548,436	438,599	109,837	25.0%

Loss on sale of real estate, net	(383)	(156)	(227)	145.5%
Interest income	1,165	822	343	41.7%
Interest expense	(87,655)	(102,679)	15,024	(14.6)%
Loss on early extinguishment of debt, net	(9,383)	—	(9,383)	n/m
Loss before income tax benefit (expense) and equity in losses of an investee	(223,718)	(37,176)	(186,542)	n/m
Income tax benefit (expense)	132	(457)	589	(128.9)%
Equity in losses of an investee	(252)	(526)	274	(52.1)%
Net loss	$(223,838)	$(38,159)	$(185,679)	n/m

Weighted average common shares outstanding (basic and diluted)	128,085	33,148	94,937	n/m

Net loss per common share (basic and diluted)	$(1.75)	$(1.15)	$(0.60)	52.2%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.
Hotel operating revenues. The decrease in hotel operating revenues is primarily a result of our sales of certain hotels since April 1, 2025 ($98,615), partially offset by increases in occupancy and average rates at certain hotels during the 2026 period ($14,281). Additional operating statistics of our hotels are included in the tables beginning on page 38.
Rental income. The increase in rental income is primarily a result of our acquisitions of certain net lease properties since April 1, 2025 ($1,553), increases from our net leasing activity ($505) and credit losses recognized at certain of our net lease properties in the 2025 period ($478), partially offset by our sales of certain properties since April 1, 2025 ($664).
Hotel operating expenses. The decrease in hotel operating expenses is primarily a result of our sales of certain hotels since April 1, 2025 ($80,507), partially offset by increases in marketing and sales expense ($4,261), insurance expense ($1,571), room expenses ($1,030), food and beverage expenses ($555) and other operating expenses ($8,831) in the 2026 period.

Net lease operating expenses. The increase in net lease operating expenses is primarily the result of our acquisition activity ($55) and increases of property management fees ($668) and other operating expenses ($127) in the 2026 period, partially offset by decreases resulting from the sale of certain net lease properties since April 1, 2025 ($243).
Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is primarily a result of depreciation and amortization related to capital expenditures made since April 1, 2025 ($8,445), partially offset by our sales of certain hotels since April 1, 2025 ($229) and certain of our depreciable assets becoming fully depreciated or classified as held for sale since April 1, 2025 ($2,952).
Depreciation and amortization - net lease properties. The decrease in depreciation and amortization - net lease properties is primarily a result of certain of our depreciable assets becoming fully depreciated since April 1, 2025 ($3,267) and our sale of certain net lease properties since April 1, 2025 ($696), partially offset by depreciation and amortization related to capital expenditures made since April 1, 2025 ($752).
General and administrative. The increase in general and administrative costs is primarily due to increases in legal and other professional fees ($966) and other general and administrative expenses due to trustee share grants ($291), partially offset by a decrease in business management fees since April 1, 2025 ($382).
Transaction related costs. Transaction related costs for the 2026 period primarily consisted of costs related to the sales of certain hotels, partially offset by the recovery of deposits associated with certain previously terminated hotel sales.
Loss on asset impairment. We recorded a $189,097 loss on asset impairment during the 2026 period to reduce the carrying value of six hotels and one net lease property to their estimated fair value less costs to sell. We recorded a $17,654 loss on asset impairment during the 2025 period to reduce the carrying value of 17 hotels and two net lease properties to their estimated fair value less costs to sell.
Loss on sale of real estate, net. We recorded a $383 net loss on sale of real estate during the 2026 period in connection with the sales of 17 net lease properties. We recorded a $156 net loss on sale of real estate during the 2025 period in connection with the sales of two hotels and four net lease properties.
Interest income. The increase in interest income is due to higher average cash balances invested during the 2026 period compared to the 2025 period.
Interest expense. The decrease in interest expense is primarily due to lower debt outstanding and lower weighted average interest rates during the 2026 period compared to the 2025 period.
Loss on early extinguishment of debt, net. We recorded a $9,383 loss on early extinguishment of debt, net in the 2026 period as a result of the redemption of certain senior notes. See Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Income tax benefit (expense). The increase in income tax benefit (expense) is due to increases in foreign tax benefit ($381) and state tax benefit ($208) during the 2026 period.
Equity in losses of an investee. Equity in losses of an investee represents our proportionate share of the losses of Sonesta.
Net loss. Our net loss increased in the 2026 period compared to the 2025 period primarily due to the revenue and expense changes discussed above.
Weighted average common shares outstanding (basic and diluted). The increase in weighted average shares outstanding is primarily driven by our issuance of 95,833,333 common shares during the three months ended June 30, 2026.
Net loss per common share (basic and diluted). Our net loss per common share increased in the 2026 period compared to the 2025 period primarily driven by our increase in net loss in the 2026 period compared to the 2025 period, partially offset by an increase in the number of common shares outstanding resulting from our equity offering during the three months ended June 30, 2026.

Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues:
Hotel operating revenues	$584,646	$739,368	$(154,722)	(20.9)%
Rental income	200,779	199,247	1,532	0.8%
Total revenues	785,425	938,615	(153,190)	(16.3)%

Expenses:
Hotel operating expenses	507,298	634,753	(127,455)	(20.1)%
Net lease operating expenses	13,486	11,067	2,419	21.9%
Depreciation and amortization - hotels	86,624	92,197	(5,573)	(6.0)%
Depreciation and amortization - net lease properties	66,302	71,933	(5,631)	(7.8)%
Total depreciation and amortization	152,926	164,130	(11,204)	(6.8)%
General and administrative	19,889	19,774	115	0.6%
Transaction related costs	2,972	1,456	1,516	104.1%
Loss on asset impairment	217,192	54,721	162,471	n/m
Total expenses	913,763	885,901	27,862	3.1%

Gain on sale of real estate, net	972	590	382	64.7%
Interest income	2,108	2,071	37	1.8%
Interest expense	(184,202)	(204,196)	19,994	(9.8)%
Loss on early extinguishment of debt, net	(61,254)	—	(61,254)	n/m
Loss before income tax expense and equity in losses of an investee	(370,714)	(148,821)	(221,893)	149.1%
Income tax expense	(1,049)	(1,300)	251	(19.3)%
Equity in losses of an investee	(3,253)	(4,473)	1,220	(27.3)%
Net loss	$(375,016)	$(154,594)	$(220,422)	142.6%

Weighted average common shares outstanding (basic and diluted)	80,944	33,135	47,809	144.3%

Net loss per common share (basic and diluted)	$(4.63)	$(4.67)	$0.04	(0.9)%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.
Hotel operating revenues. The decrease in hotel operating revenues is primarily a result of our sales of certain hotels since January 1, 2025 ($182,818), partially offset by increases in occupancy and average rates at certain hotels during the 2026 period ($28,096). Additional operating statistics of our hotels are included in the tables beginning on page 38.
Rental income. The increase in rental income is primarily a result of acquisitions of certain net lease properties since January 1, 2025 ($3,086) and increases from our net leasing activity ($1,047), partially offset by our sales of certain properties since January 1, 2025 ($1,040), and credit losses recognized at certain of our net lease properties in the 2026 period ($1,561).
Hotel operating expenses. The decrease in hotel operating expenses is primarily a result of our sales of certain hotels since January 1, 2025 ($162,761), partially offset by increases in marketing and sales expense ($7,595), insurance expense ($5,920), room expenses ($3,137), food and beverage expenses ($1,319) and other operating expenses ($17,335) in the 2026 period.
Net lease operating expenses. The increase in net lease operating expenses is primarily the result of our acquisition activity ($244) and increases of property management fees ($1,336) and other operating expenses ($1,710) in the 2026 period, partially offset by decreases resulting from the sale of certain net lease properties since January 1, 2025 ($871).
Depreciation and amortization - hotels. The decrease in depreciation and amortization - hotels is primarily a result of certain of our sales of certain hotels in the 2026 period ($14,017) and of certain of our depreciable assets becoming fully depreciated or classified as held for sale since January 1, 2025 ($6,319), partially offset by depreciation and amortization related to capital expenditures made in the 2026 period ($14,763).

Depreciation and amortization - net lease properties. The decrease in depreciation and amortization - net lease properties is primarily a result of certain of our depreciable assets becoming fully depreciated since January 1, 2025 ($6,343) and our sale of certain net lease properties since January 1, 2025 ($1,064), partially offset by depreciation and amortization related to capital expenditures and our acquisition of certain net lease properties since January 1, 2025 ($1,776).
General and administrative. The increase in general and administrative costs is primarily due to increases in legal fees and other professional fees ($1,124) and other general and administrative expenses ($121), partially offset by a decrease in business management fees ($1,130) since April 1, 2025.
Transaction related costs. Transaction related costs for the 2026 period primarily consisted of costs related to the sales of certain hotels, partially offset by the recovery of deposits associated with certain previously terminated hotel sales.
Loss on asset impairment. We recorded a $217,192 loss on asset impairment during the 2026 period to reduce the carrying value of 13 hotels and 22 net lease properties to their estimated fair value less costs to sell. We recorded a $54,721 net loss on asset impairment during the 2025 period to reduce the carrying value of 17 hotels and two net lease properties to their estimated fair value less costs to sell.
Gain on sale of real estate, net. We recorded a $972 net gain on sale of real estate during the 2026 period in connection with the sales of one hotel and 19 net lease properties. We recorded a $590 net gain on sale of real estate during the 2025 period in connection with the sale of six hotels and seven net lease properties.
Interest income. The increase in interest income is due to higher average cash balances invested during the 2026 period compared to the 2025 period.
Interest expense. The decrease in interest expense is primarily due to lower debt outstanding and lower weighted average interest rates during the 2026 period compared to the 2025 period.
Loss on early extinguishment of debt, net. We recorded a $61,254 loss on early extinguishment of debt, net in the 2026 period as a result of the redemption of certain senior notes. See Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Income tax expense. The decrease in income tax expense is primarily due to a decrease in our foreign tax expense ($176) and state income tax expense ($75) during the 2026 period.
Equity in losses of an investee. Equity in losses of an investee represents our proportionate share of the losses of Sonesta.
Net loss. Our net loss increased in the 2026 period compared to the 2025 period primarily due to the revenue and expense changes discussed above.
Weighted average common shares outstanding (basic and diluted). The increase in weighted average shares outstanding is primarily driven by our issuance of 95,833,333 common shares during the six months ended June 30, 2026.
Net loss per common share (basic and diluted). Our net loss per common share decreased in the 2026 period compared to the 2025 period primarily driven by our equity offering during the six months ended June 30, 2026.

Liquidity and Capital Resources (dollars in thousands, except per share amounts)
Our Managers and Tenants
As of June 30, 2026, our 745 service-focused retail net lease properties were leased to 185 tenants and our 93 hotels were managed and operated by four hotel operating companies. The costs of operating and maintaining our properties are generally paid by our tenants for their own account or by the hotel managers as agents for us. Our tenants and hotel managers derive their funding for property operating expenses and for rents and returns due to us generally from property operating revenues and, to the extent these parties themselves fund rents and our owner’s priority returns, from their separate resources. As of June 30, 2026, TA is our largest tenant (175 travel centers) and Sonesta (68 hotels) is our largest hotel manager.
We recorded reserves for uncollectable amounts and reduced rental income by $635 and $2,870 for the three and six months ended June 30, 2026, respectively, based on our assessment of the collectability of rents. We recorded reserves for uncollectable amounts and reduced rental income by $1,142 and $1,377 for the three and six months ended June 30, 2025, respectively, based on our assessment of the collectability of rents. We had reserves for uncollectable rents of $5,567 and $3,115 as of June 30, 2026 and December 31, 2025, respectively, included in other assets, net in our condensed consolidated balance sheets.
We define net lease rent coverage as earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, divided by the annual minimum rent due to us weighted by the minimum rent of the property to total minimum rents of the net lease portfolio. Tenants with no minimum rent required under the lease are excluded. EBITDAR amounts used to determine rent coverage are generally for the latest twelve-month period, based on the most recent operating information, if any, furnished by our tenants. Operating statements furnished by our tenants often are unaudited and, in certain cases, may not have been prepared in accordance with GAAP and are not independently verified by us. In instances where we do not have tenant financial information, we calculate an implied coverage ratio for the period based on other tenants with available financial statements operating the same brand or within the same industry. As a result, we believe using this implied coverage metric provides a more reasonable estimated representation of recent operating results and the financial condition for those tenants. Our net lease properties generated rent coverage of 2.09x and 2.04x as of June 30, 2026 and 2025, respectively.
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
The following is a summary of our sources and uses of cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025
Cash and cash equivalents and restricted cash at the beginning of the period	$372,088	$157,386
Net cash provided by (used in):
Operating activities	43,842	38,193
Investing activities	(70,075)	(94,307)
Financing activities	(317,179)	(15,241)
Cash and cash equivalents and restricted cash at the end of the period	$28,676	$86,031

The increase in cash flow provided by operating activities in the 2026 period is primarily due to decreases in interest paid in the 2026 period resulting from our repayments of debt, partially offset by the decreases in net operating cash flows from hotel sales between the periods. The decrease in cash flow used in investing activities in the 2026 period is primarily due to a decrease in real estate improvements in the 2026 period. The increase in cash flow used in financing activities in the 2026 period is primarily due to higher net debt repayments in the 2026 period, partially offset by debt and equity issuances during 2026.
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
Our Investment and Financing Liquidity and Capital Resources
Tenants in our net lease portfolio are generally required to maintain the leased properties, including structural and non-structural components under their respective leases. We may provide tenant improvement allowances to tenants in certain cases or may develop sites with the intent to lease them. During the six months ended June 30, 2026, we funded $1,860 for capital improvements to our net lease properties. As of June 30, 2026, we had $9,745 of unspent leasing-related obligations related to certain of our net lease tenants.
Our hotel operating agreements generally provide that, if necessary, we may provide our managers with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. During the six months ended June 30, 2026, we funded $45,656 for capital improvements in excess of FF&E reserves available to our hotels. We currently expect to fund between approximately $70,000 and $90,000 during the last six months of 2026 for capital improvements to certain properties using cash on hand.
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. We own all the FF&E escrows for our hotels. During the six months ended June 30, 2026, certain of our hotel managers deposited $2,545 to these accounts and spent $3,870 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of June 30, 2026, there was $5,439 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash.
During the six months ended June 30, 2026, we sold 20 properties for a combined sales price of $20,575, excluding closing costs. From July 1, 2026 through August 3, 2026, we sold two net lease properties with a total of 11,220 square feet for a combined sales price of $1,076, excluding closing costs, and one hotel with 133 keys for a sales price of $18,350, excluding closing costs. We have also entered into agreements to sell 12 hotels with a total of 2,328 keys for a combined sales price of $77,350, excluding closing costs. These pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales, that these sales will not be delayed or that the terms will not change. We are at various stages of selling five net lease properties with a total of 8,709 square feet and two hotels with a total of 561 keys. We expect to use the net sales proceeds from these sales for general business purposes, including to repay debt.
During the six months ended June 30, 2026, we acquired four net lease properties with a total of 11,988 square feet for a combined purchase price of $9,174, excluding closing costs, using cash on hand. We have also entered into agreements to acquire five net lease properties with a total of 47,921 square feet for a combined purchase price of $14,245, excluding closing costs. We expect to use cash on hand for these acquisitions.
During the six months ended June 30, 2026, we declared and paid regular quarterly distributions to common shareholders using cash on hand as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 15, 2026	January 26, 2026	February 19, 2026	$0.05	$1,681
April 9, 2026	April 21, 2026	May 14, 2026	0.05	6,471
			$0.10	$8,152

On July 9, 2026, we declared a regular quarterly distribution to common shareholders of record as of July 20, 2026 of $0.05 per common share, or approximately $6,476. We expect to pay this distribution on or about August 13, 2026 using cash on hand.
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
Interest payable on drawings under our revolving credit facility is based on SOFR plus a margin ranging from 1.50% to 3.00% based on our leverage ratio, as defined in our credit agreement, which was 2.75% as of June 30, 2026. We also pay unused commitment fees of 20 to 30 basis points per annum on the total amount of lending commitments under our revolving credit facility based on amounts outstanding. As of June 30, 2026 and 2025, the annual interest rate payable on borrowings under our revolving credit facility was 6.43% and 6.89%, respectively. As of June 30, 2026, we had $25,000 outstanding under our revolving credit facility and $625,000 available for borrowing. As of August 3, 2026, we had no amounts outstanding under our revolving credit facility and $650,000 available for borrowing.
As collateral for all loans and other obligations under our revolving credit facility, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on certain properties. As of June 30, 2026, our revolving credit facility was secured by 55 properties, including 38 net lease properties and 17 hotels, with an aggregate undepreciated book value of $879,676.
Equity Offering
On April 2, 2026, we issued and sold 95,833,333 common shares (479,166,667 common shares prior to giving effect for the Reverse Share Split), including 12,500,000 common shares (62,500,000 common shares prior to giving effect for the Reverse Share Split) pursuant to the exercise of the underwriters’ option to purchase additional shares, at $6.00 per share ($1.20 per share prior to giving effect for the Reverse Share Split) in an underwritten public offering. Our net proceeds from this offering were approximately $541,798, after deducting the underwriters’ discount and other offering expenses, to redeem outstanding debt described below.
Redemption of Senior Unsecured Notes
During the six months ended June 30, 2026, we redeemed all $400,000 of our outstanding 4.95% senior unsecured notes due 2027, plus accrued and unpaid interest to, but excluding, the date of redemption and a combined make whole premium of $1,785 using cash on hand and net proceeds from our equity offering.
In March 2026, we redeemed all $700,000 of our outstanding 8.375% senior guaranteed unsecured notes due 2029 for a redemption price equal to the principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption and a make whole premium of $37,128, using net proceeds from the issuance of $745,000 of net lease mortgage notes and cash on hand.
In April 2026, we redeemed all $450,000 of our outstanding 5.50% senior guaranteed unsecured notes due 2027 for a redemption price equal to the principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption and a make whole premium of $7,191, using net proceeds from our equity offering.

Net Lease Mortgage Notes
On March 6, 2026, the Issuers issued $745,000 in aggregate principal amount of net lease mortgage notes in three classes. The weighted average coupon rate of the three classes is 5.96%. The Series 2026-1 Class A notes and the Series 2026-1 Class B notes require monthly principal repayments at an annualized rate of 0.50% and 0.25% of the balances outstanding, respectively, and the Series 2026-1 Class M notes require interest payments only, with balloon payments due at maturity. The Series 2026-1 Notes mature in March 2031 and may be redeemed without penalty 24 months prior to the scheduled maturity date beginning in March 2029. The Series 2026-1 Notes are non-recourse and, as of June 30, 2026, were secured by cash and 471 retail net lease properties, including 158 properties that we contributed in connection with this transaction. As of June 30, 2026, the current leases relating to the 471 properties required annual minimum rents of $152,996 and had an aggregate undepreciated book value of $1,508,727. As discussed above, we used the net proceeds from this transaction and cash on hand to redeem all $700,000 of our outstanding 8.375% senior guaranteed unsecured notes due 2029.
Our debt maturities as of June 30, 2026 were as follows:

Year	Fixed Rate Debt	Revolving Credit Facility and VFN
2026	$2,000	$—
2027	584,151	70,000
2028	1,002,775	—
2029	427,038	—
2030	402,038	—
Thereafter	2,235,319	—
	$4,653,321	$70,000
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

Debt Covenants
Our debt obligations at June 30, 2026 consisted of $25,000 of borrowings outstanding under our $650,000 revolving credit facility, $3,305,155 aggregate principal amount of senior notes; $1,348,166 aggregate principal amount of net lease mortgage notes and $45,000 of borrowings outstanding under the VFN. For further information regarding our indebtedness, see Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our publicly and privately issued senior notes are governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain covenants that generally restrict our ability to incur debt, including debt secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios. Our credit agreement, net lease mortgage notes, secured senior notes and unsecured senior notes, indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business manager. As of June 30, 2026, we believe we were in compliance with all of the covenants under our indentures and their supplements, net lease mortgage notes and our credit agreement.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures and related supplements for our senior secured and unsecured notes as of June 30, 2026:

	Actual Results	Covenant Requirement
Total debt / adjusted total assets	53.7%	Maximum of 60%
Secured debt / adjusted total assets	34.1%	Maximum of 40%
Consolidated income available for debt service / debt service	1.74x	Minimum of 1.50x
Total unencumbered assets / unsecured debt	281.5%	Minimum of 150%
Total unencumbered assets in guarantor subsidiaries / senior guaranteed unsecured debt	9.08x	Minimum of 2.20x
As of June 30, 2026, adjusted total assets for covenant purposes as defined in our senior notes indentures were $8,790,187 and assets encumbered under our revolving credit facility, serving as collateral for our net lease mortgage notes or secured senior notes represented $3,934,966 of adjusted total assets, as defined in our senior notes indentures. Our unencumbered hotels, other net lease properties and other corporate assets represent $4,271,354, $455,174 and $128,693 of adjusted total assets, respectively.

The following table presents the calculation of adjusted total assets to total assets in accordance with GAAP:

As of June 30, 2026
Total assets	$5,838,485
Plus: accumulated depreciation (1)	2,575,552
Plus: impairment and other adjustments to reflect original cost of real estate assets	600,620
Less: accounts receivable and intangibles	(224,470)
Adjusted total assets	$8,790,187
(1)Includes $143,146 of accumulated depreciation on assets of properties held for sale.
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
Supplemental Guarantor Information
Our 8.875% Senior Guaranteed Unsecured Notes due 2032, or the 2032 Notes, are fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries, including our foreign subsidiaries and our subsidiaries pledged under our credit agreement and our net lease mortgage notes. The notes and the guarantees will be effectively subordinated to all of our and the subsidiary guarantors’ secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and will be structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our $1,225,000 of senior unsecured notes do not have the benefit of any guarantees.
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

The following table presents summarized financial information for us and the subsidiary guarantors, on a combined basis, after elimination of (i) intercompany transactions and balances among us and the subsidiary guarantors, and (ii) equity in earnings from, and any investments in, any of our non-guarantor subsidiaries:

	As of June 30, 2026	As of December 31, 2025
Real estate properties, net (1)	$2,702,067	$3,514,819
Other assets, net	277,944	679,235

Indebtedness, net	$3,228,540	$4,711,060
Intercompany balances (2)	2,180,386	1,630,868
Other liabilities	195,535	255,069

Six Months Ended June 30,
2026
Revenues	$549,121
Expenses	735,264
Net loss	$(186,143)
(1)Real estate properties, net as of June 30, 2026 includes $16,418 of properties owned directly by us and not included in the assets of the subsidiary guarantors.
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
Property and Operating Statistics (dollars in thousands, except hotel statistics)
As of June 30, 2026, we owned and managed a diverse portfolio of net lease and hotel properties across the United States and in Puerto Rico and Canada with 149 distinct brands across 22 industries.
Net Lease Portfolio
As of June 30, 2026, our net lease properties were 96.6% occupied and we had 25 properties available for lease. During the six months ended June 30, 2026, we entered into lease renewals for 378,242 rentable square feet (25 properties) at weighted (by rentable square feet) average rents that were 23.8% above the prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 5.4 years. We also entered into new leases for 51,517 rentable square feet (four properties) at rent that was 26.4% above the prior rent for the same space. The weighted (by rentable square feet) average lease term for these leases was 10.1 years.

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
As of June 30, 2026, our net lease tenants operated across 140 brands. The following table identifies the top ten brands based on annualized minimum rent:

	Brand	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Rent Coverage (2)
1.	TravelCenters of America Inc.	131	$2,254,950	44.5%	$183,936	46.4%	1.34	x	(3)
2.	Petro Stopping Centers	44	1,015,156	20.0%	85,611	21.6%	1.34	x	(3)
3.	The Great Escape	14	98,242	1.9%	7,711	1.9%	4.00	x
4.	Life Time Fitness	3	92,617	1.8%	6,347	1.6%	3.28	x
5.	Buehler's Fresh Foods	5	76,469	1.5%	6,223	1.6%	2.75	x
6.	Express Oil Change	23	49,724	1.0%	4,088	1.0%	5.24	x
7.	Pizza Hut	43	51,512	1.0%	4,068	1.0%	2.24	x
8.	Norms	10	53,673	1.1%	3,498	0.9%	3.55	x
9.	America's Auto Auction	6	38,314	0.8%	3,457	0.9%	10.19	x
10.	Flying J Travel Plaza	3	41,681	0.8%	3,345	0.8%	3.11	x
11.	Other (4)	463	1,297,335	25.6%	88,285	22.3%	3.53	x
	Total	745	$5,069,673	100.0%	$396,569	100.0%	2.09	x
(1)Represents the historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 32 for our definition of rent coverage.
(3)Rent coverage information provided by tenant is for all 175 sites on a consolidated basis and is as of June 30, 2026.
(4)Consists of 130 distinct brands with an average investment of $2,802 per property and average annual minimum rent of $191 per property.

As of June 30, 2026, our top ten net lease tenants based on our annualized minimum rent are listed below:

	Tenant	Brand Affiliation	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Rent Coverage (2)
1.	TravelCenters of America Inc. (3)	TravelCenters of America / Petro Stopping Centers	175	$3,270,106	64.5%	$269,547	68.0%	1.34x
2.	Universal Pool Co., Inc.	The Great Escape	14	98,242	1.9%	7,711	1.9%	4.00x
3.	Healthy Way of Life II, LLC	Life Time Fitness	3	92,617	1.8%	6,347	1.6%	3.28x
4.	Styx Acquisition, LLC	Buehler's Fresh Foods	5	76,469	1.5%	6,223	1.6%	2.75x
5.	Express Oil Change, L.L.C.	Express Oil Change	23	49,724	1.0%	4,088	1.0%	5.24x
6.	Norms Restaurants, LLC	Norms	10	53,673	1.1%	3,498	0.9%	3.55x
7.	Automotive Remarketing Group, Inc.	America's Auto Auction	6	38,314	0.8%	3,457	0.9%	10.19x
8.	Pilot Travel Centers LLC	Flying J Travel Plaza	3	41,681	0.8%	3,345	0.8%	3.11x
9.	Fleet Farm Group LLC	Fleet Farm	1	37,802	0.7%	2,894	0.7%	2.28x
10.	Heartland Dental, LLC	Heartland Dental	35	31,045	0.6%	2,686	0.7%	5.33x
	Subtotal, top 10		275	3,789,673	74.7%	309,796	78.1%	1.71x
11.	Other (4)	Various	470	1,280,000	25.3%	86,773	21.9%	3.46x
	Total		745	$5,069,673	100.0%	$396,569	100.0%	2.09x
(1)Represents the historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 32 for our definition of rent coverage.
(3)TA is our largest tenant. As of June 30, 2026, we leased 175 travel centers (131 under the TravelCenters of America brand and 44 under the Petro Stopping Centers brand) to a subsidiary of TA under five master leases that expire in 2033. TA has five renewal options for 10 years each for all of the travel centers under each lease. BP Corporation North America Inc. guarantees payment under each of the five master leases. The aggregate guaranty as of June 30, 2026 was $2,863,781. Annualized minimum rent amounts and the rent used to calculate rent coverage are based on the stated rent amounts in the lease and exclude the impact of rents prepaid by TA. Rent coverage was 1.29x, 1.35x, 1.47x, 1.45x and 1.20x for our TA leases no. 1, no. 2, no. 3, no. 4 and no. 5, respectively. Rent coverage is as of June 30, 2026.
(4)Consists of 175 tenants with an average investment of $2,723 per property and an average annual minimum rent of $185 per property.

As of June 30, 2026, our net lease tenants operated across 21 distinct industries within the service-focused retail sector of the U.S. economy.

	Industry	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Rent Coverage (2)
1.	Travel Centers	178	$3,311,787	65.3%	$272,892	68.9%	1.36 x		(3)
2.	Restaurants - Quick Service	211	297,129	5.9%	21,384	5.4%	2.92	x
3.	Health and Fitness	15	204,048	4.0%	13,318	3.4%	2.42	x
4.	Restaurants - Casual Dining	58	207,505	4.1%	13,284	3.3%	2.91	x
5.	Grocery Stores	19	129,152	2.5%	9,895	2.5%	3.21	x
6.	Automotive Equipment and Services	65	109,145	2.2%	8,382	2.1%	4.78	x
7.	Movie Theaters	14	134,514	2.7%	7,810	2.0%	2.03	x
8.	Home Goods and Leisure	14	98,242	1.9%	7,711	1.9%	4.00	x
9.	Medical, Dental Office	55	80,117	1.6%	6,568	1.7%	3.94	x
10.	Automotive Dealers	8	62,656	1.2%	5,345	1.3%	8.15	x
11.	General Merchandise Stores	4	56,570	1.1%	4,054	1.0%	3.06	x
12.	Entertainment	3	51,473	1.0%	3,966	1.0%	1.27	x
13.	Building Materials	30	35,554	0.7%	3,538	0.9%	7.89	x
14.	Educational Services	5	39,921	0.8%	3,020	0.8%	2.12	x
15.	Car Washes	7	36,125	0.7%	2,892	0.7%	4.78	x
16.	Miscellaneous Manufacturing	5	24,355	0.5%	2,046	0.5%	12.51	x
17.	Sporting Goods	4	29,386	0.6%	1,922	0.5%	4.35	x
18.	Dollar Stores	7	10,253	0.2%	721	0.2%	2.40	x
19.	Legal Services	3	7,609	0.2%	681	0.2%	4.93	x
20.	Drug Stores and Pharmacies	3	9,699	0.2%	590	0.1%	1.26	x
21.	Other (4)	12	68,532	1.4%	6,550	1.6%	4.89	x
22.	Vacant	25	65,901	1.2%	—	—%	—	x
	Total	745	$5,069,673	100.0%	$396,569	100.0%	2.09	x
(1)Represents the historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 32 for our definition of rent coverage.
(3)Rent coverage for TA is as of June 30, 2026. Annualized minimum rent amounts and the rent used to calculate rent coverage are based on the stated rent amounts in the lease and exclude the impact of rents prepaid by TA.
(4)Consists of miscellaneous businesses with an average investment of $5,711 per property.

As of June 30, 2026, lease expirations at our net lease properties by year are as follows:

Year (1)	Number of Properties	Square Feet	Annualized Minimum Rent Expiring	Percent of Total Annualized Minimum Rent Expiring	Cumulative Percent of Total Annualized Minimum Rent Expiring
2026	30	339,921	$3,951	1.0%	1.0%
2027	32	881,425	11,159	2.8%	3.8%
2028	21	589,589	9,583	2.4%	6.2%
2029	79	621,771	10,678	2.7%	8.9%
2030	38	311,201	7,310	1.8%	10.7%
2031	61	553,570	8,519	2.1%	12.8%
2032	38	313,776	5,296	1.3%	14.1%
2033	214	5,374,417	276,021	69.6%	83.7%
2034	22	289,885	5,825	1.5%	85.2%
2035	48	1,188,024	22,211	5.6%	90.8%
2036	30	443,842	7,736	2.0%	92.8%
2037	17	734,323	5,940	1.5%	94.3%
2038	6	44,484	1,209	0.3%	94.6%
2039	14	241,746	4,891	1.2%	95.8%
2040	33	223,031	6,039	1.5%	97.3%
2041	11	222,691	3,190	0.8%	98.1%
2042	1	5,775	160	—%	98.1%
2043	7	127,440	2,233	0.6%	98.7%
2044	2	93,010	278	0.1%	98.8%
2045	12	157,306	3,851	1.0%	99.8%
2046	1	6,500	216	0.1%	99.9%
Thereafter	3	56,919	273	0.1%	100.0%
Total	720	12,820,646	$396,569	100.0%
(1)The year of lease expiration is pursuant to contract terms.
As of June 30, 2026, shown below is the list of our top ten states where our net lease properties are located. No other state represents more than 3% of our net lease annualized minimum rents.

State	Number of Properties	Square Feet	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent
Texas	56	1,182,445	$35,612	9.0%
Ohio	36	1,272,998	28,231	7.1%
Illinois	53	981,562	27,996	7.1%
California	22	399,045	26,494	6.7%
Georgia	69	573,419	21,040	5.3%
Florida	44	576,815	18,583	4.7%
Arizona	23	514,480	17,970	4.5%
Pennsylvania	27	506,563	16,030	4.0%
Indiana	37	564,664	15,820	4.0%
New Mexico	18	251,172	12,564	3.2%
Other	360	6,730,346	176,229	44.4%
Total	745	13,553,509	$396,569	100.0%

Hotel Portfolio
The following tables summarize the operating statistics, including occupancy, ADR and RevPAR reported to us by our hotel managers by hotel brand for the periods indicated. All operating data presented are based upon the operating results provided by our hotel managers for the indicated periods. We have not independently verified our managers’ operating data.

Retained & Exit Hotels*			No. of Rooms or Suites	Occupancy				ADR			RevPAR
	Service Level	No. of Hotels		Three Months Ended June 30,				Three Months Ended June 30,			Three Months Ended June 30,
Brand				2026	2025		Change	2026	2025	Change	2026	2025	Change
Retained Hotels:
Royal Sonesta Hotels®	Full Service	14	4,821	73.9%	70.1%		3.8 pts	$255.38	$247.20	3.3%	$188.73	$173.26	8.9%
Sonesta Hotels & Resorts®	Full Service	18	6,040	69.2%	68.2%		1.0 pts	182.21	177.66	2.6%	126.07	121.24	4.0%
Radisson® Hotels & Resorts	Full Service	5	1,149	70.1%	64.8%		5.3 pts	158.75	153.03	3.7%	111.25	99.22	12.1%
Country Inn & Suites® by Radisson	Full Service	2	346	73.6%	70.1%		3.5 pts	151.30	144.57	4.7%	111.35	101.29	9.9%
Crowne Plaza®	Full Service	1	495	77.1%	67.8%		9.3 pts	141.46	133.49	6.0%	109.00	90.45	20.5%
Full Service Total/Average		40	12,851	71.5%	68.7%		2.8 pts	205.98	199.61	3.2%	147.19	137.05	7.4%
Sonesta ES Suites®	Extended Stay	7	958	81.4%	80.3%		1.1 pts	153.99	149.90	2.7%	125.40	120.40	4.2%
Sonesta Select®	Select Service	7	1,028	73.3%	70.7%		2.6 pts	138.00	136.48	1.1%	101.22	96.54	4.8%
Sonesta Simply Suites®	Extended Stay	7	1,144	71.1%	73.1%		(2.0) pts	132.61	129.80	2.2%	94.34	94.87	(0.6)%
Hyatt Place®	Select Service	17	2,107	77.2%	74.3%		2.9 pts	129.08	126.28	2.2%	99.60	93.78	6.2%
Focused Service Total/Average		38	5,237	75.9%	74.4%		1.5 pts	136.39	133.60	2.1%	103.49	99.43	4.1%
Retained Hotels Total/Average		78	18,088	72.7%	70.3%		2.4 pts	$184.96	$179.38	3.1%	$134.53	$126.16	6.6%

Exit Hotels:
Royal Sonesta Hotels®	Full Service	3	842	63.3%	57.2%		6.1 pts	$184.66	$174.30	5.9%	$116.98	$99.68	17.4%
Sonesta Hotels & Resorts®	Full Service	4	1,168	54.2%	55.7%		(1.5) pts	95.09	98.49	(3.4)%	51.58	54.90	(6.1)%
Full Service Total/Average		7	2,010	58.1%	56.4%		1.7 pts	136.03	130.72	4.1%	78.97	73.66	7.2%
Sonesta ES Suites®	Extended Stay	6	768	77.9%	74.2%		3.7 pts	114.59	117.42	(2.4)%	89.31	87.13	2.5%
Sonesta Simply Suites®	Extended Stay	2	244	77.6%	78.7%		(1.1) pts	83.04	82.50	0.6%	64.41	64.92	(0.8)%
Focused Service Total/Average		8	1,012	77.9%	75.3%		2.6 pts	107.01	108.62	(1.5)%	83.31	81.78	1.9%
Exit Hotels Total/Average		15	3,022	64.7%	62.7%	2.0	pts	124.33	121.83	2.1%	80.43	76.38	5.3%

Retained & Exit Hotels Total/Average		93	21,110	71.6%	69.2%		2.4 pts	$177.11	$171.92	3.0%	$126.78	$119.03	6.5%
*Includes results of all hotels owned as of June 30, 2026. Excludes the results of hotels sold during the periods presented. Retained Hotels represents 53 hotels managed by Sonesta, 17 hotels managed by Hyatt, seven hotels managed by Radisson and one hotel managed by IHG that we will continue to own after the Exit Hotels are sold. Exit Hotels represents one hotel sold in July 2026 and 14 hotels managed by Sonesta that are currently under agreement or being marketed for sale.

Retained & Exit Hotels*			No. of Rooms or Suites	Occupancy				ADR			RevPAR
	Service Level	No. of Hotels		Six Months Ended June 30,				Six Months Ended June 30,			Six Months Ended June 30,
Brand				2026	2025		Change	2026	2025	Change	2026	2025	Change
Retained Hotels:
Royal Sonesta Hotels®	Full Service	14	4,821	65.7%	62.8%		2.9 pts	$256.98	$250.89	2.4%	$168.71	$157.60	7.1%
Sonesta Hotels & Resorts®	Full Service	18	6,040	65.6%	61.3%		4.3 pts	181.14	179.72	0.8%	118.75	110.23	7.7%
Radisson® Hotels & Resorts	Full Service	5	1,149	68.4%	62.2%		6.2 pts	160.13	153.53	4.3%	109.48	95.44	14.7%
Country Inn & Suites® by Radisson	Full Service	2	346	68.8%	62.9%		5.9 pts	139.96	138.62	1.0%	96.28	87.14	10.5%
Crowne Plaza®	Full Service	1	495	73.1%	70.6%		2.5 pts	140.90	141.95	(0.7)%	102.93	100.16	2.8%
Full Service Total/Average		40	12,851	66.2%	62.4%		3.8 pts	204.53	201.50	1.5%	135.44	125.66	7.8%
Sonesta ES Suites®	Extended Stay	7	958	77.9%	74.3%		3.6 pts	154.89	151.29	2.4%	120.66	112.38	7.4%
Sonesta Select®	Select Service	7	1,028	68.8%	66.7%		2.1 pts	131.74	132.91	(0.9)%	90.58	88.65	2.2%
Sonesta Simply Suites®	Extended Stay	7	1,144	69.9%	70.4%		(0.5) pts	123.58	122.75	0.7%	86.37	86.44	(0.1)%
Hyatt Place®	Select Service	17	2,107	72.0%	68.5%		3.5 pts	126.34	124.82	1.2%	90.99	85.46	6.5%
Focused Service Total/Average		38	5,237	72.0%	69.6%		2.4 pts	132.42	131.05	1.0%	95.33	91.22	4.5%
Retained Hotels Total/Average		78	18,088	67.9%	64.5%		3.4 pts	$182.39	$179.47	1.6%	$123.83	$115.69	7.0%

Exit Hotels:
Royal Sonesta Hotels®	Full Service	3	842	46.8%	42.0%		4.8 pts	$167.03	$161.45	3.5%	$78.09	$67.79	15.2%
Sonesta Hotels & Resorts®	Full Service	4	1,168	52.0%	54.8%		(2.8) pts	94.40	95.95	(1.6)%	49.06	52.62	(6.8)%
Full Service Total/Average		7	2,010	49.8%	49.5%		0.3 pts	122.97	119.24	3.1%	61.22	58.98	3.8%
Sonesta ES Suites®	Extended Stay	6	768	70.6%	67.7%		2.9 pts	109.73	113.51	(3.3)%	77.44	76.84	0.8%
Sonesta Simply Suites®	Extended Stay	2	244	70.1%	77.1%		(7.0) pts	81.57	79.92	2.1%	57.15	61.58	(7.2)%
Focused Service Total/Average		8	1,012	70.5%	70.0%		0.5 pts	102.97	104.59	(1.5)%	72.55	73.16	(0.8)%
Exit Hotels Total/Average		15	3,022	56.7%	56.3%	0.4	pts	114.65	113.15	1.3%	65.01	63.73	2.0%

Retained & Exit Hotels Total/Average		93	21,110	66.3%	63.3%		3.0 pts	$174.09	$171.02	1.8%	$115.40	$108.25	6.6%
*Includes results of all hotels owned as of June 30, 2026. Excludes the results of hotels sold during the periods presented. Retained Hotels represents 53 hotels managed by Sonesta, 17 hotels managed by Hyatt, seven hotels managed by Radisson and one hotel managed by IHG that we will continue to own after the Exit Hotels are sold. Exit Hotels represents one hotel sold in July 2026 and 14 hotels managed by Sonesta that are currently under agreement or being marketed for sale.
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
Our calculations of FFO and Normalized FFO for the three and six months ended June 30, 2026 and 2025 and reconciliations of net loss, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts):

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Net loss		$(223,838)	$(38,159)	$(375,016)	$(154,594)
Add (less):	Depreciation and amortization	77,083	75,030	152,926	164,130
	Loss on asset impairment	189,097	17,654	217,192	54,721
	Loss (gain) on sale of real estate, net	383	156	(972)	(590)
	Adjustments to reflect our share of FFO attributable to an investee	1,217	1,182	2,485	2,382
FFO		43,942	55,863	(3,385)	66,049
Add (less):	Loss on early extinguishment of debt, net	9,383	—	61,254	—
	Transaction related costs	463	1,345	2,972	1,456
	Adjustments to reflect our share of Normalized FFO attributable to an investee	1,236	395	1,628	934
Normalized FFO		$55,024	$57,603	$62,469	$68,439

Weighted average common shares outstanding (basic and diluted)		128,085	33,148	80,944	33,135

Basic and diluted per common share amounts:
	Net loss	$(1.75)	$(1.15)	$(4.63)	$(4.67)
	FFO	$0.34	$1.69	$(0.04)	$1.99
	Normalized FFO	$0.43	$1.74	$0.77	$2.07
	Distributions declared per share	$0.05	$0.05	$0.10	$0.10

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
Fixed Rate Debt
At June 30, 2026, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Senior secured notes	$580,155	—%	$—	2027	At Maturity
Senior unsecured notes	400,000	3.950%	15,800	2028	Semi-Annually
Net lease mortgage notes	603,675	5.600%	33,806	2028	Monthly
Senior unsecured notes	425,000	4.950%	21,038	2029	Semi-Annually
Senior unsecured notes	400,000	4.375%	17,500	2030	Semi-Annually
Net lease mortgage notes	744,491	5.960%	44,372	2031	Monthly
Senior secured notes	1,000,000	8.625%	86,250	2031	Semi-Annually
Senior guaranteed unsecured notes	500,000	8.875%	44,375	2032	Semi-Annually
	$4,653,321		$263,141
No principal repayments are due under our unsecured or secured senior notes until maturity. Our net lease mortgage notes require principal and interest payments through maturity pursuant to amortization schedules. Our $580,155 senior secured notes due 2027 require no cash interest to accrue prior to maturity and will accrete at a rate of 7.50% per annum compounded semi-annually on March 30 and September 30 of each year, such that the accreted value will equal the principal amount at maturity. Because certain notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $40,732, which amount excludes $580,155 of our senior secured notes due 2027 as no interest is due until maturity. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2026 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $131,973, which amount excludes $580,155 of our senior secured notes due 2027 as no interest is due until maturity.
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
Floating Rate Debt
As of June 30, 2026, we had $25,000 outstanding under our revolving credit facility and $45,000 outstanding under the VFN. The maturity date of our revolving credit facility is June 29, 2027, and, subject to our meeting certain conditions, including our payment of an extension fee, we have an option to extend the stated maturity date of the facility by two six-month periods. The maturity date of the VFN is January 27, 2027, and, subject to the payment of an extension fee and meeting certain other conditions, can be extended by one year. No principal repayments are required under our revolving credit facility or the VFN prior to maturity and repayments may be made and redrawn subject to conditions at any time without penalty.
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

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at June 30, 2026:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At June 30, 2026	5.82%	$70,000	$4,074	$0.05
One percentage point increase	6.82%	$70,000	$4,774	$0.06
(1)Based on SOFR plus a premium, which was 275 basis points per annum for our revolving credit facility and 175 basis points per annum for the VFN, as of June 30, 2026. Interest rate is weighted based on amounts outstanding.
(2)Based on diluted weighted average common shares outstanding for the six months ended June 30, 2026.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at June 30, 2026 if we were fully drawn on our revolving credit facility and the VFN:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt (2)	Total Interest Expense Per Year	Annual Per Share Impact (3)
At June 30, 2026	6.37%	$695,000	$44,272	$0.55
One percentage point increase	7.37%	$695,000	$51,222	$0.63
(1)Based on SOFR plus a premium, which was 275 basis points per annum for our revolving credit facility and 175 basis points per annum for the VFN, as of June 30, 2026. Interest rate is weighted based on amounts outstanding.
(2)Represents the maximum amount available under our revolving credit facility and the VFN.
(3)Based on diluted weighted average common shares outstanding for the six months ended June 30, 2026.
The foregoing tables show the impact of an immediate change in floating interest rates as of June 30, 2026. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility, the VFN or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•    Our ability and the ability of our tenants and managers to operate under unfavorable market and commercial real estate industry conditions due to, among other things, uncertainties surrounding interest rates and inflation, supply chain disruptions, emerging technologies, volatility in the public equity and debt markets, changing tariffs and trade policies and related uncertainty, geopolitical instability and tensions, pandemics, any U.S. government shutdown, economic downturns or a possible recession, labor market conditions or changes in real estate utilization,
•    The ability of Sonesta to successfully operate the hotels it manages for us,
•    Our ability to repay or refinance our debts as they mature or otherwise become due,
•    Our ability to sell properties at prices we target, and the timing of such sales,
•    Our ability to raise or appropriately balance the use of debt or equity capital,
•    Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions,
•    Our ability to maintain sufficient liquidity, including the availability of borrowings under our revolving credit facility and the VFN,
•    Our ability to pay interest on and principal of our debt,
•    Whether and the extent to which our tenants and managers will pay the contractual amounts of returns, rents or other obligations due to us,
•    The impact of changes in U.S. and foreign government administrative policies, including the imposition of or increases in tariffs and changes to existing trade agreements, on macroeconomic conditions, supply chains and the cost of products our operators use, and on the results of operations of our operators and us,

•    Competition within the commercial real estate, hotel, transportation and travel center and other industries in which our tenants and managers operate, particularly in those markets in which our properties are located,
•    Potential defaults under our leases and management agreements by our tenants and managers,
•    Our ability to make cost-effective improvements to our properties that enhance their appeal to net lease tenants and hotel guests,
•    Our ability to pay distributions to our shareholders and to increase or sustain the amount of such distributions,
•    Our ability to acquire properties that realize our targeted returns,
•    Our ability to identify properties that we want to acquire or to negotiate acceptable purchase prices, acquisition financing terms, management agreements or lease terms for new properties, or ability to complete acquisitions,
•    Our ability to increase rents at our net leased properties as our leases expire and hotel room rates in excess of our operating expenses and to grow our business,
•    Our ability to increase and maintain net lease property and hotel room occupancy at our properties,
•    Our ability to engage and retain qualified tenants and managers for our net lease properties and hotels on satisfactory terms,
•    Our ability to diversify our sources of rents and returns that improve the security of our cash flows,
•    Our credit ratings,
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2026:

Calendar Month	Number of Common Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	254	$6.35	—	$—
June 1, 2026 - June 30, 2026	5,822	8.20	—	—
Total	6,076	$8.12	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations from certain employees of RMR and Sonesta in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.
Item 6. Exhibits

Exhibit Number	Description
3.1
Composite Copy of Amended and Restated Declaration of Trust, dated as of August 21, 1995, as amended to date. (Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on July 10, 2026.)

3.2	Articles Supplementary to the Declaration of Trust of the Company, dated June 10, 2020. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 10, 2020.)

Exhibit Number	Description
3.3	Third Amended and Restated Bylaws of the Company, adopted effective June 14, 2024. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 17, 2024.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on July 10, 2026.)

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

Exhibit Number	Description

10.3	Service Properties Trust Third Amended and Restated 2012 Equity Compensation Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 12, 2026.)

22.1	List of Subsidiary Guarantors. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICE PROPERTIES TRUST

By:	/s/ Christopher J. Bilotto
Christopher J. Bilotto
President and Chief Executive Officer
Dated: August 5, 2026

By:	/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: August 5, 2026