Form 10-Q
period 2026-09-30
Service Properties Trust
filed 2026-11-04
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of November 2, 2026: 129,813,906.

SERVICE PROPERTIES TRUST
FORM 10-Q
September 30, 2026

References in this Quarterly Report on Form 10-Q to the Company, SVC, we, us or our include Service Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I. Financial Information
Item 1. Financial Statements
SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Real estate properties:
Land	$1,722,642	$1,750,799
Buildings, improvements and equipment	5,809,983	6,198,233
Total real estate properties, gross	7,532,625	7,949,032
Accumulated depreciation	(2,458,451)	(2,442,966)
Total real estate properties, net	5,074,174	5,506,066
Equity method investment	108,875	111,796
Acquired real estate leases and other intangibles, net	89,215	100,044
Assets of properties held for sale	65,032	94,366
Cash and cash equivalents	40,118	346,813
Restricted cash	22,374	25,275
Due from related persons	12,191	241
Other assets, net	308,477	306,979
Total assets	$5,720,456	$6,491,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Secured debt, net	$2,821,494	$2,100,745
Unsecured debt, net	1,703,944	3,233,683
Accounts payable and other liabilities	468,868	458,908
Due to related persons	9,741	46,791
Liabilities of properties held for sale	3,660	5,329
Total liabilities	5,007,707	5,845,456

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 900,000,000 and 200,000,000 shares authorized, respectively; 129,821,455 and 33,614,025 shares issued and outstanding, respectively	1,298	336
Additional paid in capital	5,107,874	4,564,716
Cumulative other comprehensive income	2,156	2,068
Cumulative net income	1,529,697	1,992,653
Cumulative common distributions	(5,928,276)	(5,913,649)
Total shareholders’ equity	712,749	646,124
Total liabilities and shareholders’ equity	$5,720,456	$6,491,580
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Hotel operating revenues	$298,379	$377,576	$883,025	$1,116,944
Rental income	101,141	101,194	301,920	300,441
Total revenues	399,520	478,770	1,184,945	1,417,385

Expenses:
Hotel operating expenses	255,780	328,358	763,078	963,111
Net lease operating expenses	6,389	5,236	19,875	16,303
Depreciation and amortization	72,152	74,453	225,078	238,583
General and administrative	9,965	11,057	29,854	30,831
Transaction related costs	1,857	2,683	4,829	4,139
Loss on asset impairment	53,691	27,067	270,883	81,788
Total expenses	399,834	448,854	1,313,597	1,334,755

(Loss) gain on sale of real estate, net	(1,103)	25,256	(131)	25,846
Interest income	375	4,841	2,483	6,912
Interest expense (including amortization of debt issuance costs, discounts and premiums of $18,964, $9,092, $56,635 and $27,672, respectively)	(85,932)	(107,776)	(270,134)	(311,972)
Loss on early extinguishment of debt, net	(335)	(529)	(61,589)	(529)
Loss before income tax expense and equity in earnings (losses) of an investee	(87,309)	(48,292)	(458,023)	(197,113)
Income tax expense	(875)	(253)	(1,924)	(1,553)
Equity in earnings (losses) of an investee	244	1,600	(3,009)	(2,873)
Net loss	(87,940)	(46,945)	(462,956)	(201,539)
Other comprehensive income (loss):
Equity interest in investee’s unrealized gains (losses)	145	(119)	88	189
Other comprehensive income (loss)	145	(119)	88	189
Comprehensive loss	$(87,795)	$(47,064)	$(462,868)	$(201,350)

Weighted average common shares outstanding (basic and diluted)	129,262	33,217	97,227	33,163

Net loss per common share (basic and diluted)	$(0.68)	$(1.41)	$(4.76)	$(6.08)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income	Total
Balance at December 31, 2025	33,614,025	$336	$(5,913,649)	$4,564,716	$1,992,653	$2,068	$646,124
Net loss	—	—	—	—	(151,178)	—	(151,178)
Equity interest in investee’s unrealized gains	—	—	—	—	—	14	14
Common share grants	—	—	—	488	—	—	488
Common share repurchases	(3,111)	—	—	(31)	—	—	(31)
Distributions	—	—	(1,681)	—	—	—	(1,681)
Balance at March 31, 2026	33,610,914	336	(5,915,330)	4,565,173	1,841,475	2,082	493,736
Net loss	—	—	—	—	(223,838)	—	(223,838)
Issuance of common shares, net	95,833,333	958	—	540,840	—	—	541,798
Equity interest in investee’s unrealized losses	—	—	—	—	—	(71)	(71)
Common share grants	93,902	1	—	1,368	—	—	1,369
Common share repurchases	(6,076)	—	—	(49)	—	—	(49)
Common share forfeitures	(4,640)	—	—	(19)	—	—	(19)
Distributions	—	—	(6,471)	—	—	—	(6,471)
Balance at June 30, 2026	129,527,433	1,295	(5,921,801)	5,107,313	1,617,637	2,011	806,455
Net loss	—	—	—	—	(87,940)	—	(87,940)
Equity interest in investee’s unrealized gains	—	—	—	—	—	145	145
Common share grants	393,136	4	—	1,228	—	—	1,232
Common share repurchases	(92,585)	(1)	—	(630)	—	—	(631)
Common share forfeitures	(6,529)	—	—	(37)	—	—	(37)
Distributions	—	—	(6,475)	—	—	—	(6,475)
Balance at September 30, 2026	129,821,455	$1,298	$(5,928,276)	$5,107,874	$1,529,697	$2,156	$712,749
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income	Total
Balance at December 31, 2024	33,327,307	$333	$(5,906,966)	$4,561,667	$2,194,974	$1,865	$851,873
Net loss	—	—	—	—	(116,435)	—	(116,435)
Equity interest in investee’s unrealized gains	—	—	—	—	—	153	153
Common share grants	6,498	—	—	664	—	—	664
Common share repurchases	(308)	—	—	(4)	—	—	(4)
Common share forfeitures	(4,153)	—	—	(12)	—	—	(12)
Distributions	—	—	(1,666)	—	—	—	(1,666)
Balance at March 31, 2025	33,329,344	333	(5,908,632)	4,562,315	2,078,539	2,018	734,573
Net loss	—	—	—	—	(38,159)	—	(38,159)
Equity interest in investee’s unrealized gains	—	—	—	—	—	155	155
Common share grants	56,595	1	—	1,138	—	—	1,139
Common share repurchases	(5,683)	—	—	(59)	—	—	(59)
Common share forfeitures	(8,090)	—	—	(38)	—	—	(38)
Distributions	—	—	(1,667)	—	—	—	(1,667)
Balance at June 30, 2025	33,372,166	334	(5,910,299)	4,563,356	2,040,380	2,173	695,944
Net loss	—	—	—	—	(46,945)	—	(46,945)
Equity interest in investee’s unrealized losses	—	—	—	—	—	(119)	(119)
Common share grants	286,479	2	—	1,268	—	—	1,270
Common share repurchases	(40,600)	—	—	(573)	—	—	(573)
Distributions	—	—	(1,669)	—	—	—	(1,669)
Balance at September 30, 2025	33,618,045	$336	$(5,911,968)	$4,564,051	$1,993,435	$2,054	$647,908
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(462,956)	$(201,539)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	225,078	238,583
Net amortization of debt issuance costs, discounts and premiums as interest	56,635	27,672
Straight line rental income	(4,318)	(8,818)
Loss on early extinguishment of debt, net	61,589	529
Loss on asset impairment	270,883	81,788
Equity in losses of an investee	3,009	2,873
Loss (gain) on sale of real estate, net	131	(25,846)
Other non-cash income, net	(1,183)	(1,095)
Changes in assets and liabilities:
Due from related persons	(11,950)	(8,769)
Other assets	2,776	7,260
Accounts payable and other liabilities	(3,023)	22,067
Due to related persons	(4,445)	1,600
Net cash provided by operating activities	132,226	136,305
Cash flows from investing activities:
Real estate improvements	(110,062)	(148,154)
Hotel managers’ purchases with restricted cash	(4,949)	(3,570)
Real estate acquisitions and deposits	(15,708)	(56,260)
Net proceeds from sale of real estate	84,500	331,202
Net cash (used in) provided by investing activities	(46,219)	123,218
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of discounts	744,980	—
Repayment of mortgage notes payable	(2,487)	(1,468)
Proceeds from senior secured notes, net of discounts	—	492,499
Repayments of senior unsecured notes	(1,596,104)	(350,000)
Borrowings under variable funding note	—	45,000
Repayments of variable funding note	(45,000)	—
Borrowings under revolving credit facility	50,000	600,000
Repayments of revolving credit facility	(50,000)	(750,000)
Payment of debt issuance costs	(23,452)	(6,070)
Repurchase of common shares	(711)	(636)
Issuance of common shares, net	541,798	—
Distributions to common shareholders	(14,627)	(5,002)
Net cash (used in) provided by financing activities	(395,603)	24,323

(Decrease) increase in cash and cash equivalents and restricted cash	(309,596)	283,846
Cash and cash equivalents and restricted cash at beginning of period	372,088	157,386
Cash and cash equivalents and restricted cash at end of period	$62,492	$441,232
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Supplemental cash flow information:
Cash paid for interest	$196,080	$239,155
Cash paid (refunded) for income taxes	$1,860	$(4,696)

Non-cash investing activities:
Real estate improvements accrued, not paid	$13,118	$20,697

Supplemental disclosure of cash and cash equivalents and restricted cash:

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:
	As of September 30,
	2026	2025
Cash and cash equivalents	$40,118	$417,415
Restricted cash (1)	22,374	23,817
Total cash and cash equivalents and restricted cash	$62,492	$441,232
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

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

Note 1. Organization and Basis of Presentation
Service Properties Trust, or we, us or our, is a real estate investment trust, or REIT, organized on February 7, 1995 under the laws of the State of Maryland, which invests in service-focused retail net lease properties and hotels. At September 30, 2026, we owned, directly and through our subsidiaries, 740 service-focused retail net lease properties and 87 hotels.
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
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Estimates in our condensed consolidated financial statements include purchase price allocations, useful lives of fixed assets, certain fair value measurements and impairment of real estate and related intangibles.
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $129,021 and $122,004 as of September 30, 2026 and December 31, 2025, respectively, and consist primarily of our TRSs’ investment in Sonesta International Hotels Corporation’s, or, collectively with its parent and subsidiaries, Sonesta’s, common stock and amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $65,669 and $57,846 as of September 30, 2026 and December 31, 2025, respectively, and consist primarily of amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
Unless otherwise noted, all impacted amounts and share information included in this Quarterly Report on Form 10-Q have been retroactively adjusted for the 1-for-5 reverse share split, or the Reverse Share Split, described in Note 9, as if it occurred on the first day of the first period presented. Certain adjusted amounts and amounts per share may not agree with previously reported amounts due to the rounding of fractional shares.

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

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)

We recognize rental income from operating leases on a straight line basis over the terms of the lease agreements in our condensed consolidated statements of comprehensive income (loss). We increased rental income by $1,009 and $2,257 for the three months ended September 30, 2026 and 2025, respectively, and increased rental income by $4,318 and $8,818 for the nine months ended September 30, 2026 and 2025, respectively, to record scheduled rent changes under certain of our leases on a straight line basis. Other assets, net, includes $107,697 and $98,729 of straight line rent receivables at September 30, 2026 and December 31, 2025, respectively.
Certain of our lease agreements require additional percentage rent if gross revenues of our properties exceed certain thresholds defined in our lease agreements. We may determine percentage rent due to us under our leases monthly, quarterly or annually, depending on the specific lease terms, and recognize it when all contingencies are met and the rent is earned. We recorded percentage rent of $633 and $959 for the three months ended September 30, 2026 and 2025, respectively, and $2,028 and $2,306 for the nine months ended September 30, 2026 and 2025, respectively.
Note 4. Per Common Share Amounts
We calculate basic earnings per common share using the two class method. We calculate diluted earnings per common share using the more dilutive of the two class method or the treasury stock method. Unvested common share awards and other potentially dilutive common shares, together with the related impact on earnings, are considered when calculating diluted earnings per common share. For the three and nine months ended September 30, 2026 and 2025, there were no dilutive common shares and certain unvested common shares were not included in the calculation of diluted earnings per common share because to do so would have been antidilutive.
Note 5. Real Estate Properties
As of September 30, 2026, we owned 740 service-focused retail net lease properties with an aggregate of 13,542,332 square feet that are primarily subject to “triple net” leases, or net leases where the tenant is generally responsible for payment of operating expenses and capital expenditures of the property during the lease term, and 87 hotels with an aggregate of 19,897 rooms or suites. Our properties had an aggregate undepreciated book value of $7,686,326, including $153,701 related to properties classified as held for sale as of September 30, 2026, and an aggregate undepreciated book value of $8,102,783, including $153,751 related to properties classified as held for sale, as of December 31, 2025.
We funded capital improvements to certain of our properties of $80,270 and $131,664 during the nine months ended September 30, 2026 and 2025, respectively.
Acquisitions
During the nine months ended September 30, 2026, we acquired five net lease properties with a total of 19,615 square feet for a combined purchase price of $15,105, excluding closing costs. We accounted for these transactions as acquisitions of assets and allocated the purchase prices based on the estimated fair value of the acquired assets as follows:

Quarter Acquired	Property Type	Number of Properties	Square Feet	Purchase Price (1)	Land	Buildings, Improvements and Equipment	Acquired Real Estate Leases
Q1 2026	Net Lease	3	8,788	$7,485	$1,946	$4,641	$898
Q2 2026	Net Lease	1	3,200	1,823	307	1,300	216
Q3 2026	Net Lease	1	7,627	5,984	1,556	3,710	718
		5	19,615	$15,292	$3,809	$9,651	$1,832
(1) Purchase price is the gross contract price, plus closing costs of $187.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)

From October 1, 2026 through November 2, 2026, we acquired a portfolio of four net lease properties with a total of 41,020 square feet for a combined purchase price of $8,314, excluding closing costs.
Dispositions
During the nine months ended September 30, 2026, we sold 32 properties for a combined sales price of $88,159, excluding closing costs. The sales of these properties, as presented in the table below, do not represent a strategic shift in our business. As a result, the results of the operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

Quarter Sold	Property Type	Number of Properties	Square Feet / Rooms or Suites	Gross Sales Price (1)	Gain (Loss) on Sale of Real Estate, net
Q1 2026	Hotel	1	133	$7,100	$1,154
Q1 2026	Net Lease	2	4,712	1,285	201
Q2 2026	Net Lease	17	111,345	12,190	(383)
Q3 2026	Hotel	6	1,213	66,100	(353)
Q3 2026	Net Lease	6	18,804	1,484	(750)
		32	1,346 / 134,861	$88,159	$(131)
(1)Gross sales price is the gross contract price, excluding closing costs.
As of September 30, 2026, we had nine hotels with a total of 1,809 keys and six net lease properties with a total of 19,022 square feet classified as held for sale. See Note 14 for further information on certain of these properties. During the nine months ended September 30, 2026, one hotel previously classified as held for sale was reclassified to held and used as we are no longer marketing it for sale. Upon reclassification, depreciation was resumed, and the hotel was measured at the lower of its carrying amount adjusted for depreciation that would have been recognized during the held for sale period or its fair value. No impairment was recorded and the amount subject to the reclassification was not material to our condensed consolidated financial statements.
The following table summarizes the major classes of assets and liabilities of our properties held for sale by our net lease investments and hotel investments segments as of September 30, 2026:

	As of September 30, 2026
	Net Lease	Hotels	Total
Assets of properties held for sale:
Real estate properties, net	$2,451	$56,073	$58,524
Other assets, net (1)	342	6,166	6,508
Total assets of properties held for sale	$2,793	$62,239	$65,032

Liabilities of properties held for sale:
Accounts payable and other liabilities	$679	$2,981	$3,660
Total liabilities of properties held for sale	$679	$2,981	$3,660
(1) Other assets, net includes working capital of $2,960 for our hotel investments segment as described in Note 6.
From October 1, 2026 through November 2, 2026, we sold eight hotels with a total of 1,509 keys for a combined sales price of $50,600, excluding closing costs, and one net lease property with 1,333 square feet for a sales price of $295, excluding closing costs. We have also entered into an agreement to sell one net lease property with 6,800 square feet for a sales price of $655, excluding closing costs. This pending sale is subject to conditions; accordingly, we cannot be sure that we will complete this sale, that this sale will not be delayed or that the terms will not change. We are in various stages of marketing for sale 16 net lease properties with a total of 34,224 square feet and two hotels with a total of 795 keys.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)

Note 6. Leases and Management Agreements
As of September 30, 2026, we owned 740 service-focused retail properties net leased to 188 tenants, including 175 travel centers leased to TravelCenters of America Inc., or TA, our largest tenant, and 87 hotels included in four operating agreements managed by subsidiaries of the following companies: Sonesta (62 hotels), Hyatt Hotels Corporation, or Hyatt (17 hotels), Radisson Hospitality, Inc., or Radisson (seven hotels), and InterContinental Hotels Group, PLC, or IHG (one hotel). We sometimes refer to these companies as our managers and/or tenants, or collectively, operators. We do not operate any of our properties.
Net Lease Portfolio
As of September 30, 2026, we owned 740 service-focused retail net lease properties with an aggregate of 13,542,332 square feet with leases requiring annual minimum rents of $395,492 with a weighted (by annual minimum rents) average remaining lease term of 7.0 years. Our net lease properties were 97.6% occupied and leased by 188 tenants operating under 141 brands in 21 distinct industries.
TA Leases
As of September 30, 2026, TA is our largest tenant, representing 34.2% of our total historical real estate investments. We lease to TA a total of 175 travel centers under five master leases, or our TA leases, that expire in 2033 subject to TA’s right to extend those leases, and require annual minimum rents of $269,547 as of September 30, 2026. TA receives a monthly rent credit totaling $25,000 per year over the 10-year initial term of the TA leases as a result of rent it prepaid.
Our TA leases are “triple net” leases that require TA to pay all costs incurred in the operation of the leased travel centers, including personnel, utility, inventory, customer service and insurance expenses, real estate and personal property taxes, environmental related expenses, underground storage tank maintenance costs and ground lease payments at those travel centers at which we lease the property and sublease it to TA. Our TA leases generally require TA to indemnify us for certain environmental matters and for liabilities that arise during the terms of the leases from ownership or operation of the leased travel centers. TA is required to maintain the leased travel centers, including structural and non-structural components. BP Corporation North America Inc., a subsidiary of BP p.l.c., guarantees payment under each of the TA leases, limited to an aggregate cap which was $2,782,917 as of September 30, 2026.
We recognized rental income from our TA leases of $67,834 for each of the three months ended September 30, 2026 and 2025, and $203,502 for each of the nine months ended September 30, 2026 and 2025. Rental income increased by $422 and $1,743 for the three months ended September 30, 2026 and 2025, respectively, and by $3,468 and $7,389 for the nine months ended September 30, 2026 and 2025, respectively, to record the scheduled rent changes on a straight line basis. As of September 30, 2026 and December 31, 2025, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $63,332 and $55,157, respectively, included in other assets, net in our condensed consolidated balance sheets.
Other Net Lease Properties
Our other net lease agreements generally provide for minimum rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We recognized rental income from our net lease properties (excluding TA) of $33,307 and $33,360 for the three months ended September 30, 2026 and 2025, respectively, which included $587 and $514, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight line basis. We recognized rental income from our net lease properties (excluding TA) of $98,418 and $96,939 for the nine months ended September 30, 2026 and 2025, respectively, which included $850 and $1,429, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight line basis.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)

We continually review receivables related to rent, straight line rent and property operating expense reimbursements and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes an assessment of whether substantially all of the amounts due under a tenant’s lease are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received. We recognize all changes in the collectability assessment for an operating lease as an adjustment to rental income. We recorded reserves for uncollectable amounts and reduced rental income by $421 and $3,291 for the three and nine months ended September 30, 2026, respectively, based on our assessment of the collectability of rents. We recorded reserves for uncollectable amounts and reduced rental income by $479 and $1,856 for the three and nine months ended September 30, 2025, respectively, based on our assessment of the collectability of rents. We had reserves for uncollectable rents of $3,864 and $3,115 as of September 30, 2026 and December 31, 2025, respectively, included in other assets, net in our condensed consolidated balance sheets.
Hotel Agreements
Sonesta Agreements
As of September 30, 2026, Sonesta managed 36 of our full service hotels, 19 of our extended stay hotels and seven of our select service hotels pursuant to management agreements. The hotels Sonesta managed for us comprised approximately 39.9% of our total historical real estate investments as of September 30, 2026.
In October 2026, we sold eight Sonesta branded hotels with a total of 1,509 keys and we are currently in the process of marketing for sale one additional Sonesta branded hotel with 300 keys. Following the completion of these hotel sales, we expect to retain 53 hotels managed by Sonesta, or the Sonesta Retained Hotels. As discussed below, in August 2025, we and Sonesta amended and restated our management agreements for the Sonesta Retained Hotels and certain other hotels managed by Sonesta and waived any termination fees under the existing Sonesta management agreement associated with the sale of certain hotels.
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
Effective August 1, 2025, we entered into new management agreements with Sonesta for most of the Sonesta Retained Hotels and certain other hotels managed by Sonesta, or the Sonesta Retained Hotel agreements. Each Sonesta Retained Hotel agreement expires on July 31, 2040 and includes two 10-year renewal options at Sonesta’s option. Pursuant to the Sonesta Retained Hotel agreements, we will pay Sonesta, after payment of hotel operating expenses, a base management fee equal to 3.0% of gross revenues for full service hotels and 5.0% for extended stay and select service hotels. Additionally, we are required to pay (i) an incentive fee equal to 20% of EBITDA, as defined in the Sonesta Retained Hotel agreements, in excess of the incentive threshold of each hotel, subject to caps, commencing with the 2026 calendar year, which has initially been set at $194,248 in the aggregate and increases based on the amount by which each hotel’s capital expenditures exceeds their respective FF&E reserve (the aggregate incentive threshold under our Sonesta Retained Hotel agreements as of September 30, 2026 was $202,788); (ii) a brand promotion fee of 3.5% of gross room revenues; (iii) a loyalty fee of the greater of (x) 1.0% of gross room revenues or (y) 4.5% of qualified room revenue, in the case of full service hotels, 2.5%, in the case of extended stay hotels, and 3.0%, in the case of select service hotels; (iv) a centralized service fee equal to $1,100 per year for full service hotels and $250 per year for extended stay and select service hotels, adjusted annually based on the Consumer Price Index; and (v) a construction management fee of 3.0% of construction and capital expenditures managed by Sonesta. We have the right to terminate the Sonesta Retained Hotel agreements for certain events of default, casualty and condemnation events and if minimum performance thresholds are not met for two consecutive calendar years beginning with the measurement period commencing with the 2028 calendar year. The Sonesta Retained Hotel agreements are not subject to any pooling, cross-default or other similar contractual arrangement and the legacy Sonesta agreement will remain subject to a pooling agreement and cross-default provisions until the remainder of the hotels subject to that agreement are sold. Our legacy Sonesta agreement and the Sonesta Retained Hotel agreements are collectively referred to as our Sonesta agreements.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)

As part of the disposition of a hotel in September 2026, we would have been required to pay a termination fee of $11,035 to terminate the existing management agreement with Sonesta. In lieu of receiving the termination fee, Sonesta agreed to extend the term of the management agreement for our remaining Sonesta Retained Hotels through June 30, 2043 and waived its right to receive the termination fee for this hotel. We recorded the $11,035 termination fee as a loss on asset impairment in our condensed consolidated statements of comprehensive income (loss) during the three months ended September 30, 2026.
We realized returns under our Sonesta agreements of $31,966 and $37,209 during the three months ended September 30, 2026 and 2025, respectively, and $86,046 and $120,896 during the nine months ended September 30, 2026 and 2025, respectively.
We incurred management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing programs or brand promotion fees, and third-party reservation transmission fees or centralized service fees of $15,428 and $31,575 for the three months ended September 30, 2026 and 2025, respectively, and $44,962 and $89,734 during the nine months ended September 30, 2026 and 2025, respectively. We accrued estimated incentive fees of $1,139 during the nine months ended September 30, 2026 based on year-to-date results of certain Sonesta managed hotels in comparison to each hotel’s respective incentive threshold. The actual amount of incentive fees incurred for 2026, if any, will be based upon individual hotels’ cumulative annual results in comparison to their respective incentive thresholds and will be payable in 2027. These fees and costs are included in hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). In addition, we incurred construction management fees payable to Sonesta pursuant to our Sonesta agreements of $283 and $850 for the three months ended September 30, 2026 and 2025, respectively, and $960 and $2,096 during the nine months ended September 30, 2026 and 2025, respectively, which have been capitalized in our condensed consolidated balance sheets and are depreciated over the estimated useful lives of the related capital assets.
Our Sonesta agreements require us to fund capital expenditures made at our hotels. We incurred capital expenditures for hotels included in our Sonesta agreements in an aggregate amount of $26,591 and $44,268 during the three months ended September 30, 2026 and 2025, respectively, and $70,491 and $123,075 during the nine months ended September 30, 2026 and 2025, respectively. We owed Sonesta $4,196 and $39,509 for capital expenditures and other reimbursements at September 30, 2026 and December 31, 2025, respectively. Sonesta owed us $12,191 and $241 in returns under our Sonesta agreements as of September 30, 2026 and December 31, 2025, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our condensed consolidated balance sheets. Our legacy Sonesta agreement requires that 5% of the hotel gross revenues be escrowed for future capital expenditures as FF&E reserves, subject to available cash flows after payment of the owner’s priority returns due to us. No FF&E escrow deposits were required during either of the three months or nine months ended September 30, 2026 or 2025.
We are required to maintain minimum working capital for each of our hotels managed by Sonesta and have advanced a fixed amount based on the number of rooms in each hotel to meet the cash needs for hotel operations. As of September 30, 2026 and December 31, 2025, we had advanced $29,898 and $31,835, respectively, of initial working capital to Sonesta net of any working capital returned to us on termination of the applicable management agreements in connection with hotels we have sold. These amounts are included in other assets, net and assets of properties held for sale, as applicable, in our condensed consolidated balance sheets. Any remaining working capital would be returned to us upon termination in accordance with the terms of our Sonesta agreements.
See Notes 7 and 11 for further information regarding our relationships, agreements and transactions with Sonesta.
Hyatt Agreement
As of September 30, 2026, Hyatt managed 17 of our select service hotels pursuant to a portfolio management agreement that expires on March 31, 2031, or our Hyatt agreement, and provides that, as of September 30, 2026, we are to be paid an annual owner’s priority return of $17,400. Any returns we receive from Hyatt are currently limited to the hotels’ available cash flows, if any, after payment of operating expenses. Hyatt has provided us with a $30,000 limited guarantee for 75% of the aggregate annual owner’s priority returns due to us. We realized returns under our Hyatt agreement of $3,263 and $3,262 during the three months ended September 30, 2026 and 2025, respectively, and $9,788 and $9,652 during the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026 and 2025, the hotels under this agreement generated cash flows that were less than the guaranteed owner’s priority level due to us for these periods, and we decreased hotel operating expenses by $1,023 and $1,869, respectively, to record the guaranteed amount due from Hyatt. The available balance of the guaranty was $25,469 as of September 30, 2026. We did not incur any capital expenditures

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)

during the three months ended September 30, 2026, and we incurred capital expenditures of $55 during the nine months ended September 30, 2026 for certain hotels included in our Hyatt agreement. During the three and nine months ended September 30, 2025, we incurred capital expenditures of $420 and $2,388, respectively, for certain hotels included in our Hyatt agreement.
Radisson Agreement
As of September 30, 2026, Radisson managed seven of our full service hotels pursuant to a portfolio management agreement that expires on July 31, 2031, or our Radisson agreement, and provides that we are to be paid an annual owner’s priority return of $11,035. Radisson has provided us with a $22,000 limited guarantee for 75% of the aggregate annual owner’s priority returns due to us. We realized returns under our Radisson agreement of $2,528 and $2,046 during the three months ended September 30, 2026 and 2025, respectively, and $7,005 and $5,487 during the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, the hotels under this agreement generated cash flows in excess of the guaranteed owner’s priority level due to us for the period. During the nine months ended September 30, 2025, the hotels under this agreement generated cash flows that were less than the guaranteed owner’s priority level due to us for the period, and we decreased hotel operating expenses by $3,084 to record the guaranteed amount due from Radisson. The available balance of the guaranty was $16,585 as of September 30, 2026. During the three and nine months ended September 30, 2026, we incurred capital expenditures of $1,000 and $2,062, respectively, for the hotels included in our Radisson agreement, which resulted in increases in our contractual owner’s priority returns of $60 and $124, respectively. We did not incur any capital expenditures during the three or nine months ended September 30, 2025 for the hotels included in our Radisson agreement.
IHG Agreement
Our management agreement with IHG, or our IHG agreement, for one hotel expires on January 31, 2027. We realized returns under our IHG agreement of $775 and $1,819 during the three months ended September 30, 2026 and 2025, respectively, and $3,581 and $4,838 during the nine months ended September 30, 2026 and 2025, respectively. Any returns we receive from IHG are limited to the hotel’s available cash flows, if any, after payment of operating expenses. We incurred capital expenditures for the one hotel included in our IHG agreement in an aggregate amount of $250 and $887 during the three and nine months ended September 30, 2026, respectively. We did not incur any capital expenditures during the three months ended September 30, 2025 and we incurred capital expenditures of $1,023 during the nine months ended September 30, 2025. We are currently marketing this hotel for sale.
Note 7. Equity Method Investment
As of both September 30, 2026 and December 31, 2025, we owned 34% of Sonesta’s outstanding common stock. We account for our 34% non-controlling interest in Sonesta under the equity method of accounting.
As of September 30, 2026 and December 31, 2025, our investment in Sonesta had a carrying value of $108,875 and $111,796, respectively. On the date of acquisition of our initial equity interest in Sonesta (February 27, 2020), the cost basis of our investment in Sonesta exceeded our proportionate share of Sonesta’s total stockholders’ equity book value by an aggregate of $8,000. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 31 years, the weighted average remaining useful life of the real estate assets and intangible assets and liabilities owned by Sonesta as of the date of our acquisition. We recorded amortization of the basis difference of $65 in both of the three months ended September 30, 2026 and 2025 and $195 in both of the nine months ended September 30, 2026 and 2025. We recognized earnings related to our investment in Sonesta of $244 and $1,600 for the three months ended September 30, 2026 and 2025, respectively, and losses of $3,009 and $2,873 for the nine months ended September 30, 2026 and 2025, respectively. These amounts, which include amortization of the basis difference, are included in equity in earnings (losses) of an investee in our condensed consolidated statements of comprehensive income (loss).
We recorded a liability of $42,000 for the fair value of our initial investment in Sonesta, as no cash consideration was exchanged related to the modification of our management agreement with, and investment in, Sonesta. This liability for our investment in Sonesta is included in accounts payable and other liabilities in our condensed consolidated balance sheets and is being amortized on a straight-line basis through the initial term of the legacy Sonesta agreement, January 31, 2037, as a reduction to hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). We reduced hotel operating expenses by $621 for each of the three months ended September 30, 2026 and 2025 and $1,863 for each of the nine months ended September 30, 2026 and 2025, for amortization of this liability. As of September 30, 2026 and December 31, 2025, the unamortized balance of this liability was $25,648 and $27,511, respectively.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)

See Notes 6 and 11 for further information regarding our relationships, agreements and transactions with Sonesta.
Note 8. Indebtedness
Our principal debt obligations at September 30, 2026 were: (1) $1,725,000 aggregate outstanding principal amount of senior unsecured notes; (2) $1,580,155 aggregate outstanding principal amount of senior secured notes; and (3) $1,347,167 aggregate outstanding principal amount of net lease mortgage notes. We had no amounts outstanding under our revolving credit facility as of September 30, 2026.
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
Interest payable on drawings under our revolving credit facility is based on the secured overnight financing rate, or SOFR, plus a margin ranging from 1.50% to 3.00% based on our leverage ratio, as defined in our credit agreement, which was 2.50% as of September 30, 2026. We also pay unused commitment fees of 20 to 30 basis points per annum on the total amount of lending commitments under our revolving credit facility based on amounts outstanding. As of September 30, 2026 and 2025, the annual interest rate payable on borrowings under our revolving credit facility was 6.50% and 6.74%, respectively. The weighted average annual interest rate for borrowings under our revolving credit facility was 6.44% and 6.47% for the three and nine months ended September 30, 2026, respectively, and 6.96% and 6.95% for the three and nine months ended September 30, 2025, respectively. As of both September 30, 2026 and November 2, 2026, we had no amounts outstanding under our revolving credit facility and $650,000 available for borrowing.
As collateral for all loans and other obligations under our revolving credit facility, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on certain properties. As of September 30, 2026, our revolving credit facility was secured by 55 properties, including 38 net lease properties and 17 hotels, with an aggregate undepreciated book value of $874,751.
Our debt agreements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR, ceasing to act as our business manager. Our debt agreements also contain covenants, including those that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Borrowings under our revolving credit facility are subject to meeting ongoing minimum performance and market values of the collateral properties, satisfying certain financial covenants and other credit facility conditions. We believe we were in compliance with the terms and conditions of our debt agreements as of September 30, 2026.
Redemption of Senior Unsecured Notes
In January 2026 and May 2026, we redeemed all $400,000 of our outstanding 4.95% senior unsecured notes due 2027 for redemption prices equal to the principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption and a combined make whole premium of $1,785. As a result of the redemptions, we recorded a loss on early extinguishment of debt of $2,539 during the nine months ended September 30, 2026, which represented the make whole premiums and the write-off of unamortized discounts and issuance costs related to these notes.
In March 2026, we redeemed all $700,000 of our outstanding 8.375% senior guaranteed unsecured notes due 2029 for a redemption price equal to the principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption and a make whole premium of $37,128. As a result of the redemption, we recorded a loss on early extinguishment of debt of $49,697 during the nine months ended September 30, 2026, which represented the make whole premium and the write-off of unamortized discounts and issuance costs related to these notes.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)

In April 2026, we redeemed all $450,000 of our outstanding 5.50% senior guaranteed unsecured notes due 2027 for a redemption price equal to the principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption and a make whole premium of $7,191. As a result of the redemption, we recorded a loss on early extinguishment of debt of $9,018 during the nine months ended September 30, 2026, which represented the make whole premium and the write-off of unamortized discounts and issuance costs related to these notes.
Net Lease Mortgage Notes
SVC ABS LLC, or the Initial Issuer, issued $610,200 in aggregate principal amount of net lease mortgage notes, or the Series 2023-1 Notes, on February 10, 2023. On March 6, 2026, the Initial Issuer, SVC 2026 ABS LLC and SVC 2026 TA ABS LLC, or collectively, the Issuers, issued $745,000 in aggregate principal amount of net lease mortgage notes in three classes, or the Series 2026-1 Notes. In connection with the Series 2026-1 Notes, we contributed to the Issuers 158 properties with an undepreciated book value of $757,616 and required minimum rents of $85,379 as of September 30, 2026. The Issuers are wholly owned special purpose bankruptcy remote, indirect subsidiaries that are separate legal entities and are the sole owners of their respective assets and liabilities. The assets of the Issuers are not available to pay or otherwise satisfy obligations to the creditors of any owners or affiliates of the Issuers. Our net lease mortgage notes are summarized below:

Series	Note Class	Principal Outstanding as of September 30, 2026	Coupon Rate	Initial Term (in years)	Maturity
2023-1	Class A	$299,535	5.15%	5	February 2028
2023-1	Class B	171,451	5.55%	5	February 2028
2023-1	Class C	132,200	6.70%	5	February 2028
	2023-1 Total / weighted average	603,186	5.60%
2026-1	Class A	$219,450	5.16%	5	March 2031
2026-1	Class B	374,531	5.80%	5	March 2031
2026-1	Class M	150,000	7.55%	5	March 2031
	2026-1 Total / weighted average	743,981	5.96%
	Total / weighted average	$1,347,167	5.80%
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
Our Series 2023-1 Notes and Series 2026-1 Notes are non-recourse and, as of September 30, 2026, were secured by 471 retail net lease properties owned by the Issuers, including 158 properties that were contributed by us in connection with the issuance of the Series 2026-1 Notes. During the nine months ended September 30, 2026, the Issuers sold one retail net lease property that served as collateral under the Series 2026-1 Notes. In connection with this sale, the property was released from the collateral pool in exchange for cash proceeds in accordance with the terms of the Series 2026-1 Notes. As of September 30, 2026, the current leases relating to the 471 properties required annual minimum rents of $153,013 and had an aggregate undepreciated book value of $1,506,624.
In September 2026, we repaid and terminated the $45,000 variable funding note, or VFN. Prior to its termination, the VFN was secured by the 471 net lease properties that secure our existing $1,347,167 of net lease mortgage notes. Borrowings under the VFN accrued interest at SOFR plus a margin of 1.75%, and the Issuer was required to pay an unused commitment fee of 50 basis points per annum on undrawn amounts. The weighted average annual interest rate for borrowings under the VFN was 5.49% and 5.44% for the three and nine months ended September 30, 2026, respectively, and 6.00% and 6.03% for the three and nine months ended September 30, 2025, respectively. As a result of the repayment and termination, we recorded a loss on early extinguishment of debt of $335 during the nine months ended September 30, 2026, which represented the write-off of unamortized issuance costs related to this note.

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
On April 2, 2026, we issued and sold 95,833,333 common shares (479,166,667 common shares prior to giving effect to the Reverse Share Split), including 12,500,000 common shares (62,500,000 common shares prior to giving effect to the Reverse Share Split) pursuant to the exercise of the underwriters’ option to purchase additional shares, at $6.00 per share ($1.20 per share prior to giving effect to the Reverse Share Split) in an underwritten public offering. Our net proceeds from this offering were approximately $541,798, after deducting the underwriters’ discount and other offering expenses.
Share Awards
On June 11, 2026, in accordance with our Trustee compensation arrangements, we awarded 13,414 of our common shares, valued at $8.20 per common share, the closing price of our common shares on Nasdaq on that day, to each of our then seven Trustees as part of their annual compensation.
On September 10, 2026, we awarded under our equity compensation plan an aggregate of 376,595 of our common shares, valued at $6.87 per common share, the closing price of our common shares on Nasdaq on that day, to our officers and certain other employees of RMR and certain employees of Sonesta.
On September 15, 2026, in accordance with our Trustee compensation agreements, we awarded 16,541 of our common shares, valued at $6.65 per common share, the closing price of our common shares on Nasdaq on that day, in connection with the appointment of a new Independent Trustee as part of her annual compensation.
Share Purchases
During the nine months ended September 30, 2026, we purchased an aggregate of 101,772 of our common shares, valued at a weighted average price of $7.00 per common share, from current officers and certain current and former employees of RMR and Sonesta, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.
Distributions
During the nine months ended September 30, 2026, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 15, 2026	January 26, 2026	February 19, 2026	$0.05	$1,681
April 9, 2026	April 21, 2026	May 14, 2026	0.05	6,471
July 9, 2026	July 20, 2026	August 13, 2026	0.05	6,475
			$0.15	$14,627

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)

On October 8, 2026, we declared a regular quarterly distribution to common shareholders of record as of October 19, 2026 of $0.05 per common share, or approximately $6,491. We expect to pay this distribution on or about November 12, 2026.
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
For the three and nine months ended September 30, 2026 and 2025, the business management fees, property management fees and construction supervision fees and expense reimbursements recognized in our condensed consolidated financial statements were as follows:

	Financial Statement	Three Months Ended September 30,		Nine Months Ended September 30,
	Line Item	2026	2025	2026	2025
Pursuant to business management agreement:
Net business management fees (1)	General and administrative	$6,432	$7,576	$19,131	$21,406

Pursuant to property management agreement:
Property management fees	Net lease operating expenses	$2,788	$2,162	$8,307	$6,359
Construction supervision fees	Buildings, improvements and equipment (2)	502	401	1,180	1,523
		$3,290	$2,563	$9,487	$7,882

Expense reimbursement	Net lease operating expenses, general and administrative, and buildings, improvements and equipment (2)	$1,354	$1,241	$3,450	$3,541
(1)The net business management fees we recognized for each of the three and nine months ended September 30, 2026 and 2025, reflect a reduction of $896 and $2,689, respectively, for the amortization of the liability we recorded in connection with our former investment in The RMR Group Inc., or RMR Inc.
(2)Amounts capitalized as buildings, improvements and equipment are depreciated over the estimated useful lives of the related assets.
Based on our common share total return, as defined in our business management agreement, as of September 30, 2026, no incentive fees are included in the net business management fees we recognized for the three and nine months ended September 30, 2026. The actual amount of annual incentive fees for 2026, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2026, and will be payable in January 2027. We did not incur an incentive fee payable to RMR for the year ended December 31, 2025.

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
Note 11. Related Person Transactions
We have relationships and historical and continuing transactions with Sonesta, RMR, RMR Inc., a holding company which conducts substantially all of its business through RMR, and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees, or our Board, and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Christopher J. Bilotto, our other Managing Trustee and our President and Chief Executive Officer, also serves as an executive officer of RMR Inc. and is an officer and employee of RMR. John G. Murray, our former Managing Trustee and our former President and Chief Executive Officer until March 9, 2025, also served as an officer and employee of RMR until March 31, 2026, and served as a director and president and chief executive officer of Sonesta until March 31, 2026, and was an employee of Sonesta until his retirement on September 30, 2026. Jeffrey C. Leer, an executive vice president of RMR, became a co-chief executive officer of Sonesta, effective April 1, 2026. In addition, each of our other officers serves as an officer of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as a trustee of these public companies and as chair of the boards of certain of these public companies. Other officers of RMR, including certain of our officers, serve as managing trustees or officers of certain of these companies.
Our Manager, RMR
We have two agreements with RMR to provide management services to us. See Note 10 for further information regarding our management agreements with RMR.
Sonesta
Sonesta is a private company of which Mr. Portnoy, one of our Managing Trustees, is a director and the controlling stockholder. Mr. Murray, our other Managing Trustee until March 9, 2025, was a director and president and chief executive officer of Sonesta until March 31, 2026, and was an employee of Sonesta until his retirement on September 30, 2026. Mr. Leer, an executive vice president of RMR, became a co-chief executive officer of Sonesta, effective April 1, 2026. Sonesta’s other director served as one of RMR Inc.’s managing directors, as RMR’s and RMR Inc.’s executive vice president, general counsel and secretary and as our Secretary until her resignation from these positions, effective December 31, 2025, in connection with her retirement. Certain other officers and employees of Sonesta are former officers and employees of RMR. RMR also provides certain services to Sonesta. As of September 30, 2026, we owned 34% of Sonesta’s outstanding shares of common stock and Sonesta managed 62 of our hotels. See Notes 6 and 7 for further information regarding our relationships, agreements and transactions with Sonesta.
Equity Offering
On April 2, 2026, RMR, our manager, purchased 8,333,333 common shares (41,666,666 common shares prior to giving effect to the Reverse Share Split) in the equity offering at a price equal to the public offering price of $6.00 per share ($1.20 per share prior to giving effect to the Reverse Share Split). In addition, Mr. Bilotto, one of our Managing Trustees and our President and Chief Executive Officer, and Brian E. Donley, our Chief Financial Officer and Treasurer, as well as certain of our Trustees, purchased an aggregate of approximately 49,666 common shares (248,333 common shares prior to giving effect to the Reverse Share Split) at the public offering price. As of September 30, 2026, RMR beneficially owned approximately 6.4% of our outstanding common shares and Mr. Portnoy, including through ABP Trust, beneficially owned approximately 6.8% of our outstanding common shares.
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
During the three months ended September 30, 2026, we recognized income tax expense of $875, which includes $287 of state tax expense and $588 of foreign tax expense. During the three months ended September 30, 2025, we recognized income tax expense of $253, which includes $1 of state tax expense and $252 of foreign tax expense.
During the nine months ended September 30, 2026, we recognized income tax expense of $1,924, which includes $712 of state tax expense and $1,212 of foreign tax expense. During the nine months ended September 30, 2025, we recognized income tax expense of $1,553, which includes $501 of state tax expense and $1,052 of foreign tax expense.

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

	Three Months Ended September 30,
	2026			2025
	Net Lease	Hotels	Total	Net Lease	Hotels	Total
Revenues:
Hotel operating revenues	$—	$298,379	$298,379	$—	$377,576	$377,576
Rental income	101,141	—	101,141	101,194	—	101,194
Total revenues	101,141	298,379	399,520	101,194	377,576	478,770

Less (plus):
Room expenses	—	74,648	74,648	—	105,891	105,891
Food and beverage expenses	—	40,178	40,178	—	41,552	41,552
Management fees	2,788	10,520	13,308	2,162	14,204	16,366
Real estate taxes and insurance	875	21,127	22,002	710	30,665	31,375
Other operating expenses (1)	2,726	109,307	112,033	2,364	136,046	138,410
Depreciation and amortization	31,702	40,450	72,152	34,155	40,298	74,453
Interest expense	24,527	—	24,527	12,411	—	12,411
Other segment items (2)	2,109	54,291	56,400	2,186	2,011	4,197
Segment profit (loss)	36,414	(52,142)	(15,728)	47,206	6,909	54,115

Reconciliation of segment profit or loss:
General and administrative			(9,965)			(11,057)
Transaction related costs			(194)			(222)
Interest income			318			4,766
Interest expense			(61,405)			(95,365)
Loss on early extinguishment of debt, net			(335)			(529)
Income tax expense			(875)			(253)
Equity in earnings of an investee			244			1,600
Net loss			$(87,940)			$(46,945)

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)

	Nine Months Ended September 30,
	2026			2025
	Net Lease	Hotels	Total	Net Lease	Hotels	Total
Revenues:
Hotel operating revenues	$—	$883,025	$883,025	$—	$1,116,944	$1,116,944
Rental income	301,920	—	301,920	300,441	—	300,441
Total revenues	301,920	883,025	1,184,945	300,441	1,116,944	1,417,385

Less (plus):
Room expenses	—	217,814	217,814	—	303,877	303,877
Food and beverage expenses	—	124,821	124,821	—	126,318	126,318
Management fees	8,307	30,700	39,007	6,359	41,802	48,161
Real estate taxes and insurance	4,096	67,479	71,575	2,169	89,452	91,621
Other operating expenses (1)	7,472	322,264	329,736	7,775	401,662	409,437
Depreciation and amortization	98,004	127,074	225,078	106,088	132,495	238,583
Interest expense	64,877	—	64,877	37,084	—	37,084
Other segment items (2)	11,870	265,546	277,416	5,508	53,982	59,490
Segment profit (loss)	107,294	(272,673)	(165,379)	135,458	(32,644)	102,814

Reconciliation of segment profit or loss:
General and administrative			(29,854)			(30,831)
Transaction related costs			1,747			(251)
Interest income			2,309			6,572
Interest expense			(205,257)			(274,888)
Loss on early extinguishment of debt, net			(61,589)			(529)
Income tax expense			(1,924)			(1,553)
Equity in losses of an investee			(3,009)			(2,873)
Net loss			$(462,956)			$(201,539)
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

	As of September 30, 2026	As of December 31, 2025
Assets:
Net Lease	$2,801,750	$2,902,699
Hotels	2,748,688	3,107,967
Corporate	170,018	480,914
Total assets	$5,720,456	$6,491,580

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Capital expenditures:
Net Lease	$154	$449	$2,014	$1,431
Hotels	29,282	46,271	78,256	130,233
Total capital expenditures	$29,436	$46,720	$80,270	$131,664

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)

Note 14. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at September 30, 2026, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-recurring Fair Value Measurement Assets:
Assets of properties held for sale (1) (2)	$62,018	$—	$61,018	$1,000
(1)The Level 2 fair value measurements presented in the table included nine hotels and five net lease properties classified as held for sale as of September 30, 2026, and were based on negotiated sales prices with third-party buyers. During the nine months ended September 30, 2026, we recognized impairment charges of $180,175 to reduce the carrying value of these properties to their estimated fair value less costs to sell. Estimated costs to sell totaled $2,444.
(2)The Level 3 fair value measurements presented in the table included one net lease property classified as held for sale as of September 30, 2026, and was based on brokers’ opinions of values. During the nine months ended September 30, 2026, we recognized impairment charges of $166 to reduce the carrying value of this property to its estimated fair value less costs to sell. Estimated costs to sell was $50.
In addition to the assets included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, net lease mortgage notes, senior notes and security deposits. At September 30, 2026 and December 31, 2025, the fair values of these financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short-term nature or floating interest rates, except as follows:

	September 30, 2026		December 31, 2025
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior Unsecured Notes, due 2027 at 4.95%	$—	$—	$399,164	$401,716
Senior Guaranteed Unsecured Notes, due 2027 at 5.50%	—	—	447,858	442,985
Senior Secured Notes, due 2027 at zero coupon	533,897	542,636	501,256	524,263
Net Lease Mortgage Notes, due 2028 at 5.60%	585,999	588,611	578,368	598,113
Senior Unsecured Notes, due 2028 at 3.95%	398,493	381,952	397,645	377,596
Senior Guaranteed Unsecured Notes, due 2029 at 8.375%	—	—	686,738	703,780
Senior Unsecured Notes, due 2029 at 4.95%	422,645	384,872	422,056	368,382
Senior Unsecured Notes, due 2030 at 4.375%	396,161	351,224	395,318	338,932
Net Lease Mortgage Notes, due 2031 at 5.96%	722,450	703,138	—	—
Senior Secured Notes, due 2031 at 8.625%	979,148	1,022,830	976,121	1,050,370
Senior Guaranteed Unsecured Notes, due 2032 at 8.875%	486,645	491,450	484,904	493,225
Total financial liabilities	$4,525,438	$4,466,713	$5,289,428	$5,299,362
(1)Carrying value includes unamortized discounts, premiums and certain debt issuance costs.
At September 30, 2026 and December 31, 2025, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs). At September 30, 2026 and December 31, 2025, we estimated the fair value of our net lease mortgage notes using discounted cash flow analyses and current prevailing market rates as of the measurement dates (Level 3 inputs). As Level 3 inputs are unobservable, our estimated value may differ materially from the actual fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2025 Annual Report.
Overview (dollars in thousands, except per share amounts and per room hotel data)
We are a REIT organized under the laws of the State of Maryland. As of September 30, 2026, we owned 827 properties in 46 states, the District of Columbia, Canada and Puerto Rico. Our strategy continues to focus on reducing debt, transitioning to a company with the majority of our properties being service-focused retail net lease properties through the growth of our net lease portfolio and improving the performance of the hotels we expect to retain.
Leases and Management Agreements. At September 30, 2026, we owned 740 service-focused retail properties with an aggregate of 13,542,332 square feet leased to 188 tenants subject to “triple net” leases, where the tenants are generally responsible for the payment of operating expenses and capital expenditures. At September 30, 2026, we also owned 87 hotels managed by four operators. We leased all of these hotels to our wholly owned TRSs that are managed by hotel operating companies as of that date. Our condensed consolidated statements of comprehensive income (loss) include rental income and net lease operating expenses from our net lease properties and hotel operating revenues and hotel operating expenses of our managed hotels.
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
Significant Events. During 2025, we sold 112 hotels containing a total of 14,631 keys for a combined sales price of $858,752, excluding closing costs. During the nine months ended September 30, 2026, we sold seven hotels containing a total of 1,346 keys for a combined sales price of $73,200, excluding closing costs. We also sold eight additional hotels containing a total of 1,509 keys for a combined sales price of $50,600 in October 2026. As of November 2, 2026, we are at various stages of marketing for sale two hotels containing a total of 795 keys.
In March 2026, we issued $745,000 of net lease mortgage notes. In April 2026, we raised net proceeds of $541,798 in an underwritten public offering of common shares. The proceeds from these transactions along with cash on hand were used to redeem an aggregate of $1,550,000 principal amount of outstanding indebtedness. See below for further details on these transactions.
Net Lease Portfolio. Our net lease properties were 97.6% occupied as of September 30, 2026 with a weighted (by annual minimum rent) average lease term of 7.0 years, operating under 141 brands in 21 distinct industries. TA is our largest tenant and as of September 30, 2026, leased 175 of our travel centers under five master leases that expire in 2033 and require annual minimum rents of $269,547. In addition, TA receives an annual credit of $25,000 as a result of prepaid rent. BP Corporation North America Inc. guarantees payment under the TA leases, subject to a cap. We use a variety of operating and other information to evaluate the financial condition and operating performance of our net lease portfolio, including the lease structure, credit evaluations, tenants’ payment history and net lease rent coverage metrics as defined below. Our net lease portfolio is diverse geographically in service-focused and necessity-based industries, by brand concepts and tenants. We believe this diversification may help mitigate the impact of macroeconomic factors.
Hotel Portfolio. Lodging industry fundamentals have been generally favorable in 2026, supported by strengthening leisure travel and group demand and improving business transient demand. During the nine months ended September 30, 2026, the U.S. hotel industry generally realized increases in average daily rate, or ADR, and in revenue per available room, or RevPAR, compared to the corresponding 2025 period. Our comparable hotels produced increases in ADR and RevPAR, which we believe are partially a result of renovation disruption in the 2025 period. In addition to the macroeconomic factors noted above, ADR, occupancy and RevPAR performance are dependent on the continued success of our hotels' brands and our hotel operators. While we do not operate our hotel properties, our asset management team and our executive management team monitor and work with our hotel managers by conducting regular revenue, sales, and financial performance reviews and also perform in-depth on-site reviews focused on ongoing operating margin improvement initiatives.

The following table provides a summary for all of our hotels with these revenue metrics for the periods presented, which we believe are key indicators of performance at our hotels.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change		2026	2025	Change
All Hotels (1)
No. of hotels	87	160	(73)		87	160	(73)
No. of rooms or suites	19,897	29,536	(9,639)		19,897	29,536	(9,639)
Occupancy	71.8%	68.9%	2.9	pts	68.4%	65.9%	2.5	pts
ADR	$171.03	$145.50	17.5%		$174.99	$149.11	17.4%
RevPAR	$122.81	$100.25	22.5%		$119.67	$98.22	21.8%
(1) Includes the results of hotels owned as of the end of the periods presented.
Comparable Hotels Data. We present occupancy, ADR and RevPAR for the periods presented on a comparable basis to facilitate comparisons between periods. We define comparable hotels as those that were owned by us and were open and operating for the entirety of the periods being compared.
The following table provides a summary of these revenue metrics for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change		2026	2025	Change
Retained Hotels
No. of hotels	77	77	—		77	77	—
No. of rooms or suites	17,593	17,593	—		17,593	17,593	—
Occupancy	72.6%	69.3%	3.3	pts	69.4%	66.0%	3.4	pts
ADR	$176.95	$171.08	3.4%		$181.28	$177.25	2.3%
RevPAR	$128.38	$118.53	8.3%		$125.75	$116.94	7.5%
Exit Hotels (1)
No. of hotels	10	10	—		10	10	—
No. of rooms or suites	2,304	2,304	—		2,304	2,304	—
Occupancy	66.1%	63.2%	2.9	pts	60.9%	60.3%	0.6	pts
ADR	$121.42	$124.55	(2.5)%		$120.21	$120.64	(0.4)%
RevPAR	$80.25	$78.76	1.9%		$73.21	$72.72	0.7%
Comparable Hotels
No. of hotels	87	87	—		87	87	—
No. of rooms or suites	19,897	19,897	—		19,897	19,897	—
Occupancy	71.8%	68.6%	3.2	pts	68.4%	65.3%	3.1	pts
ADR	$171.03	$166.11	3.0%		$174.99	$171.20	2.2%
RevPAR	$122.81	$113.93	7.8%		$119.67	$111.82	7.0%
(1) Exit Hotels represents eight hotels sold in October 2026, as well as one hotel managed by Sonesta and one hotel managed by IHG that are currently in various stages of being sold.
Additional details of our net lease agreements and our hotel operating agreements are set forth in Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations (amounts in thousands, except per share data)
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues:
Hotel operating revenues	$298,379	$377,576	$(79,197)	(21.0)%
Rental income	101,141	101,194	(53)	(0.1)%
Total revenues	399,520	478,770	(79,250)	(16.6)%

Expenses:
Hotel operating expenses	255,780	328,358	(72,578)	(22.1)%
Net lease operating expenses	6,389	5,236	1,153	22.0%
Depreciation and amortization - hotels	40,450	40,298	152	0.4%
Depreciation and amortization - net lease properties	31,702	34,155	(2,453)	(7.2)%
Total depreciation and amortization	72,152	74,453	(2,301)	(3.1)%
General and administrative	9,965	11,057	(1,092)	(9.9)%
Transaction related costs	1,857	2,683	(826)	(30.8)%
Loss on asset impairment	53,691	27,067	26,624	98.4%
Total expenses	399,834	448,854	(49,020)	(10.9)%

(Loss) gain on sale of real estate, net	(1,103)	25,256	(26,359)	(104.4)%
Interest income	375	4,841	(4,466)	(92.3)%
Interest expense	(85,932)	(107,776)	21,844	(20.3)%
Loss on early extinguishment of debt, net	(335)	(529)	194	(36.7)%
Loss before income tax expense and equity in earnings of an investee	(87,309)	(48,292)	(39,017)	80.8%
Income tax expense	(875)	(253)	(622)	n/m
Equity in earnings of an investee	244	1,600	(1,356)	(84.8)%
Net loss	$(87,940)	$(46,945)	$(40,995)	87.3%

Weighted average common shares outstanding (basic and diluted)	129,262	33,217	96,045	n/m

Net loss per common share (basic and diluted)	$(0.68)	$(1.41)	$0.73	(51.8)%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.
Hotel operating revenues. The decrease in hotel operating revenues is primarily a result of our sales of certain hotels since July 1, 2025 ($94,624), partially offset by increases in occupancy and average rates at certain hotels during the 2026 period ($15,427). Additional operating statistics of our hotels are included in the tables beginning on page 37.
Rental income. The decrease in rental income is primarily a result of our sales of certain properties since July 1, 2025 ($667) and decreases from our net leasing activity ($495), partially offset by our acquisitions of certain net lease properties since July 1, 2025 ($1,109).
Hotel operating expenses. The decrease in hotel operating expenses is primarily a result of our sales of certain hotels since July 1, 2025 ($83,369), as well as decreases in room expenses ($782) and food and beverage expenses ($584), partially offset by increases in marketing and sales expense ($4,907), utilities expense ($3,737), insurance expense ($425) and other operating expenses ($3,088) in the 2026 period.
Net lease operating expenses. The increase in net lease operating expenses is primarily the result of increases of property management fees ($626), other operating expenses ($517) and our acquisition activity ($124) in the 2026 period, partially offset by decreases resulting from the sale of certain net lease properties since July 1, 2025 ($114).

Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is primarily a result of depreciation and amortization related to capital expenditures made since July 1, 2025 ($3,818), partially offset by certain of our depreciable assets becoming fully depreciated or classified as held for sale since July 1, 2025 ($3,054) and our sales of certain hotels since July 1, 2025 ($612).
Depreciation and amortization - net lease properties. The decrease in depreciation and amortization - net lease properties is primarily a result of certain of our depreciable assets becoming fully depreciated since July 1, 2025 ($1,933) and our sale of certain net lease properties since July 1, 2025 ($520).
General and administrative. The decrease in general and administrative costs is primarily due to a decrease in business management fees ($1,144) and decreases in legal and other professional fees ($372), partially offset by increases in other general and administrative expenses ($424) since July 1, 2025.
Transaction related costs. Transaction related costs for the 2026 and 2025 periods primarily consisted of costs related to the sale and renovation of certain hotels.
Loss on asset impairment. We recorded a $53,691 loss on asset impairment during the 2026 period to reduce the carrying value of six hotels and six net lease properties to their estimated fair value less costs to sell. We recorded a $27,067 loss on asset impairment during the 2025 period to reduce the carrying value of 25 hotels and one net lease property to their estimated fair value less costs to sell.
(Loss) gain on sale of real estate, net. We recorded a $1,103 net loss on sale of real estate during the 2026 period in connection with the sales of six net lease properties and six hotels. We recorded a $25,256 net gain on sale of real estate during the 2025 period in connection with the sales of three net lease properties and 40 hotels.
Interest income. The decrease in interest income is due to lower average cash balances invested during the 2026 period compared to the 2025 period.
Interest expense. The decrease in interest expense is primarily due to lower debt outstanding and lower weighted average interest rates during the 2026 period compared to the 2025 period.
Loss on early extinguishment of debt, net. We recorded a $335 loss on early extinguishment of debt, net in the 2026 period as a result of the repayment and termination of the VFN. We recorded a $529 loss on early extinguishment of debt, net in the 2025 period as a result of the redemption of certain senior unsecured notes.
Income tax expense. The increase in income tax expense is due to increases in foreign tax expense ($336) and state tax expense ($286) during the 2026 period.
Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of the earnings of Sonesta.
Net loss. Our net loss increased in the 2026 period compared to the 2025 period primarily due to the revenue and expense changes discussed above.
Weighted average common shares outstanding (basic and diluted). The increase in weighted average shares outstanding is primarily driven by our issuance of 95,833,333 common shares on April 2, 2026.
Net loss per common share (basic and diluted). Our net loss per common share decreased in the 2026 period compared to the 2025 period primarily driven by an increase in the number of common shares outstanding following the closing of our equity offering on April 2, 2026, partially offset by an increase in net loss in the 2026 period compared to the 2025 period.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues:
Hotel operating revenues	$883,025	$1,116,944	$(233,919)	(20.9)%
Rental income	301,920	300,441	1,479	0.5%
Total revenues	1,184,945	1,417,385	(232,440)	(16.4)%

Expenses:
Hotel operating expenses	763,078	963,111	(200,033)	(20.8)%
Net lease operating expenses	19,875	16,303	3,572	21.9%
Depreciation and amortization - hotels	127,074	132,495	(5,421)	(4.1)%
Depreciation and amortization - net lease properties	98,004	106,088	(8,084)	(7.6)%
Total depreciation and amortization	225,078	238,583	(13,505)	(5.7)%
General and administrative	29,854	30,831	(977)	(3.2)%
Transaction related costs	4,829	4,139	690	16.7%
Loss on asset impairment	270,883	81,788	189,095	n/m
Total expenses	1,313,597	1,334,755	(21,158)	(1.6)%

(Loss) gain on sale of real estate, net	(131)	25,846	(25,977)	(100.5)%
Interest income	2,483	6,912	(4,429)	(64.1)%
Interest expense	(270,134)	(311,972)	41,838	(13.4)%
Loss on early extinguishment of debt, net	(61,589)	(529)	(61,060)	n/m
Loss before income tax expense and equity in losses of an investee	(458,023)	(197,113)	(260,910)	132.4%
Income tax expense	(1,924)	(1,553)	(371)	23.9%
Equity in losses of an investee	(3,009)	(2,873)	(136)	4.7%
Net loss	$(462,956)	$(201,539)	$(261,417)	129.7%

Weighted average common shares outstanding (basic and diluted)	97,227	33,163	64,064	193.2%

Net loss per common share (basic and diluted)	$(4.76)	$(6.08)	$1.32	(21.7)%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.
Hotel operating revenues. The decrease in hotel operating revenues is primarily a result of our sales of certain hotels since January 1, 2025 ($276,652), partially offset by increases in occupancy and average rates at certain hotels during the 2026 period ($42,733). Additional operating statistics of our hotels are included in the tables beginning on page 37.
Rental income. The increase in rental income is primarily a result of acquisitions of certain net lease properties since January 1, 2025 ($3,098) and increases from our net leasing activity ($1,517), partially offset by our sales of certain properties since January 1, 2025 ($1,701), and credit losses recognized at certain of our net lease properties in the 2026 period ($1,435).
Hotel operating expenses. The decrease in hotel operating expenses is primarily a result of our sales of certain hotels since January 1, 2025 ($244,390), partially offset by increases in marketing and sales expense ($12,010), utilities expense ($11,135) insurance expense ($5,913), room expenses ($1,980), food and beverage expenses ($733) and other operating expenses ($12,586) in the 2026 period.
Net lease operating expenses. The increase in net lease operating expenses is primarily the result of increases in real estate taxes ($2,132), property management fees ($1,948), our acquisition activity ($261) and other operating expenses ($191) in the 2026 period, partially offset by decreases resulting from the sale of certain net lease properties since January 1, 2025 ($960).

Depreciation and amortization - hotels. The decrease in depreciation and amortization - hotels is primarily a result of our sales of certain hotels in the 2026 period ($15,073) and certain of our depreciable assets becoming fully depreciated or classified as held for sale since January 1, 2025 ($9,163), partially offset by depreciation and amortization related to capital expenditures made in the 2026 period ($18,815).
Depreciation and amortization - net lease properties. The decrease in depreciation and amortization - net lease properties is primarily a result of certain of our depreciable assets becoming fully depreciated since January 1, 2025 ($6,613) and our sale of certain net lease properties since January 1, 2025 ($1,625), partially offset by depreciation and amortization related to capital expenditures and our acquisition of certain net lease properties since January 1, 2025 ($154).
General and administrative. The decrease in general and administrative costs is primarily due to a decrease in business management fees ($2,275), partially offset by increases in legal fees and other professional fees ($675) and other general and administrative expenses ($623) since January 1, 2025.
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
Loss on asset impairment. We recorded a $270,883 loss on asset impairment during the 2026 period to reduce the carrying value of 27 net lease properties and 12 hotels to their estimated fair value less costs to sell. We recorded a $81,788 loss on asset impairment during the 2025 period to reduce the carrying value of three net lease properties and 28 hotels to their estimated fair value less costs to sell.
(Loss) gain on sale of real estate, net. We recorded a $131 net loss on sale of real estate during the 2026 period in connection with the sales of 25 net lease properties and seven hotels. We recorded a $25,846 net gain on sale of real estate during the 2025 period in connection with the sales of 10 net lease properties and 46 hotels.
Interest income. The decrease in interest income is due to lower average cash balances during the 2026 period compared to the 2025 period.
Interest expense. The decrease in interest expense is primarily due to lower debt outstanding and lower weighted average interest rates during the 2026 period compared to the 2025 period.
Loss on early extinguishment of debt, net. We recorded a $61,589 loss on early extinguishment of debt, net in the 2026 period as a result of the redemption of certain senior notes and the repayment and termination of the VFN. We recorded a $529 loss on early extinguishment of debt, net in the 2025 period as a result of the redemption of certain senior unsecured notes.
Income tax expense. The increase in income tax expense is primarily due to an increase in our foreign tax expense ($160) and state income tax expense ($211) during the 2026 period.
Equity in losses of an investee. Equity in losses of an investee represents our proportionate share of the losses of Sonesta.
Net loss. Our net loss increased in the 2026 period compared to the 2025 period primarily due to the revenue and expense changes discussed above.
Weighted average common shares outstanding (basic and diluted). The increase in weighted average shares outstanding is primarily driven by our issuance of 95,833,333 common shares on April 2, 2026.
Net loss per common share (basic and diluted). Our net loss per common share decreased in the 2026 period compared to the 2025 period primarily driven by an increase in the number of common shares outstanding following the closing of our equity offering on April 2, 2026, partially offset by an increase in net loss in the 2026 period compared to the 2025 period.

Liquidity and Capital Resources (dollars in thousands, except per share amounts)
Our Managers and Tenants
As of September 30, 2026, our 740 service-focused retail net lease properties were leased to 188 tenants and our 87 hotels were managed and operated by four hotel operating companies. The costs of operating and maintaining our properties are generally paid by our tenants for their own account or by the hotel managers as agents for us. Our tenants and hotel managers derive their funding for property operating expenses and for rents and returns due to us generally from property operating revenues and, to the extent these parties themselves fund rents and our owner’s priority returns, from their separate resources. As of September 30, 2026, TA is our largest tenant (175 travel centers) and Sonesta (62 hotels) is our largest hotel manager.
We recorded reserves for uncollectable amounts and reduced rental income by $421 and $3,291 for the three and nine months ended September 30, 2026, respectively, based on our assessment of the collectability of rents. We recorded reserves for uncollectable amounts and reduced rental income by $479 and $1,856 for the three and nine months ended September 30, 2025, respectively, based on our assessment of the collectability of rents. We had reserves for uncollectable rents of $3,864 and $3,115 as of September 30, 2026 and December 31, 2025, respectively, included in other assets, net in our condensed consolidated balance sheets.
We define net lease rent coverage as earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, divided by the annual minimum rent due to us weighted by the minimum rent of the property to total minimum rents of the net lease portfolio. Tenants with no minimum rent required under the lease are excluded. EBITDAR amounts used to determine rent coverage are generally for the latest twelve-month period, based on the most recent operating information, if any, furnished by our tenants. Operating statements furnished by our tenants often are unaudited and, in certain cases, may not have been prepared in accordance with GAAP and are not independently verified by us. In instances where we do not have tenant financial information, we calculate an implied coverage ratio for the period based on other tenants with available financial statements operating the same brand or within the same industry. As a result, we believe using this implied coverage metric provides a more reasonable estimated representation of recent operating results and the financial condition for those tenants. Our net lease properties generated rent coverage of 2.17x and 2.04x as of September 30, 2026 and 2025, respectively.
Our Operating Liquidity and Capital Resources
Our principal sources of funds to meet operating and capital expenses, debt service obligations and distributions to our shareholders are rents from our net lease portfolio, returns generated from our hotels and borrowings under our revolving credit facility. We receive rents and hotel returns from our tenants and managers monthly. We may receive additional returns, percentage rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly, and these amounts are usually subject to annual reconciliations. We believe these sources of funds will be sufficient to meet our operating expenses and capital expenditures, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter. However, as a result of economic conditions, including if the U.S. enters an economic recession, or otherwise, our tenants and managers may become unable or unwilling to pay returns and rents to us when due, and, as a result, our cash flows and net income would decline.
The following is a summary of our sources and uses of cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025
Cash and cash equivalents and restricted cash at the beginning of the period	$372,088	$157,386
Net cash provided by (used in):
Operating activities	132,226	136,305
Investing activities	(46,219)	123,218
Financing activities	(395,603)	24,323
Cash and cash equivalents and restricted cash at the end of the period	$62,492	$441,232

The decrease in cash flow provided by operating activities in the 2026 period is primarily due to decreases in net operating cash flows from hotel sales between the periods, partially offset by decreases in interest paid in the 2026 period resulting from our repayment of debt. The change from cash flow provided by investing activities in the 2025 period to cash flow used in investing activities in the 2026 period is primarily due to a decrease in the net proceeds from the sale of real estate in the 2026 period. The change from cash flow provided by financing activities in the 2025 period to cash flow used in financing activities in the 2026 period is primarily due to higher net debt repayments in the 2026 period, partially offset by debt and equity issuances during 2026.
We maintain our qualification for taxation as a REIT under the IRC by meeting certain requirements. We lease 87 hotels to our wholly owned TRSs that are managed by hotel operating companies. As a REIT, we do not expect to pay federal income taxes on the majority of our income; however, the income realized by our TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate income tax rates. In addition, the income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties despite our qualification for taxation as a REIT.
Our Investment and Financing Liquidity and Capital Resources
Tenants in our net lease portfolio are generally required to maintain the leased properties, including structural and non-structural components under their respective leases. We may provide tenant improvement allowances to tenants in certain cases or may develop sites with the intent to lease them. During the nine months ended September 30, 2026, we funded $2,014 for capital improvements to our net lease properties. As of September 30, 2026, we had $10,264 of unspent leasing-related obligations related to certain of our net lease tenants.
Our hotel operating agreements generally provide that, if necessary, we may provide our managers with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. During the nine months ended September 30, 2026, we funded $73,498 for capital improvements in excess of FF&E reserves available to our hotels. We currently expect to fund between approximately $25,000 and $40,000 during the last three months of 2026 for capital improvements to certain properties using cash on hand.
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. We own all the FF&E escrows for our hotels. During the nine months ended September 30, 2026, certain of our hotel managers deposited $4,478 to these accounts and spent $5,399 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of September 30, 2026, there was $5,797 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash.
During the nine months ended September 30, 2026, we sold 32 properties for a combined sales price of $88,159, excluding closing costs. From October 1, 2026 through November 2, 2026, we sold one net lease property with 1,333 square feet for a sales price of $295, excluding closing costs, and eight hotels with a total of 1,509 keys for a combined sales price of $50,600, excluding closing costs. We have also entered into an agreement to sell one net lease property with 6,800 square feet for a sales price of $655, excluding closing costs. This pending sale is subject to conditions; accordingly, we cannot be sure that we will complete this sale, that this sale will not be delayed or that the terms will not change. We are at various stages of marketing for sale 16 net lease properties with a total of 34,224 square feet and two hotels containing a total of 795 keys. We expect to use the net sales proceeds from these sales for general business purposes, including to repay debt.
During the nine months ended September 30, 2026, we acquired five net lease properties with a total of 19,615 square feet for a combined purchase price of $15,105, excluding closing costs, using cash on hand. From October 1, 2026 through November 2, 2026, we acquired a portfolio of four net lease properties with a total of 41,020 square feet for a combined purchase price of $8,314, excluding closing costs, using cash on hand.
During the nine months ended September 30, 2026, we declared and paid regular quarterly distributions to common shareholders using cash on hand as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 15, 2026	January 26, 2026	February 19, 2026	$0.05	$1,681
April 9, 2026	April 21, 2026	May 14, 2026	0.05	6,471
July 9, 2026	July 20, 2026	August 13, 2026	0.05	6,475
			$0.15	$14,627

On October 8, 2026, we declared a regular quarterly distribution to common shareholders of record as of October 19, 2026 of $0.05 per common share, or approximately $6,491. We expect to pay this distribution on or about November 12, 2026 using cash on hand.
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
Interest payable on drawings under our revolving credit facility is based on SOFR plus a margin ranging from 1.50% to 3.00% based on our leverage ratio, as defined in our credit agreement, which was 2.50% as of September 30, 2026. We also pay unused commitment fees of 20 to 30 basis points per annum on the total amount of lending commitments under our revolving credit facility based on amounts outstanding. As of September 30, 2026 and 2025, the annual interest rate payable on borrowings under our revolving credit facility was 6.50% and 6.74%, respectively. As of September 30, 2026 and November 2, 2026, we had no amounts outstanding under our revolving credit facility and $650,000 available for borrowing.
As collateral for all loans and other obligations under our revolving credit facility, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on certain properties. As of September 30, 2026, our revolving credit facility was secured by 55 properties, including 38 net lease properties and 17 hotels, with an aggregate undepreciated book value of $874,751.
We are currently exploring our options to extend or refinance our secured revolving credit facility. There can be no assurance that we will be able to do so or the timing, size, or terms of any such replacement facility. We believe we have adequate sources of liquidity to meet our near term operating requirements while these discussions continue.
Equity Offering
On April 2, 2026, we issued and sold 95,833,333 common shares (479,166,667 common shares prior to giving effect to the Reverse Share Split), including 12,500,000 common shares (62,500,000 common shares prior to giving effect to the Reverse Share Split) pursuant to the exercise of the underwriters’ option to purchase additional shares, at $6.00 per share ($1.20 per share prior to giving effect to the Reverse Share Split) in an underwritten public offering. Our net proceeds from this offering were approximately $541,798, after deducting the underwriters’ discount and other offering expenses, to redeem outstanding debt as described below.
Redemption of Senior Unsecured Notes
In January 2026 and May 2026, we redeemed all $400,000 of our outstanding 4.95% senior unsecured notes due 2027 for redemption prices equal to the principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption and a combined make whole premium of $1,785 using cash on hand and net proceeds from our equity offering.
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
Termination of Secured Variable Funding Note
In September 2026, we repaid and terminated the $45,000 VFN which had a maturity date of January 2027, using existing cash balances.

Net Lease Mortgage Notes
On March 6, 2026, the Issuers issued $745,000 in aggregate principal amount of net lease mortgage notes in three classes. The weighted average coupon rate of the three classes is 5.96%. The Series 2026-1 Class A notes and the Series 2026-1 Class B notes require monthly principal repayments at an annualized rate of 0.50% and 0.25% of the balances outstanding, respectively, and the Series 2026-1 Class M notes require interest payments only, with balloon payments due at maturity. The Series 2026-1 Notes mature in March 2031 and may be redeemed without penalty 24 months prior to the scheduled maturity date beginning in March 2029. The Series 2026-1 Notes are non-recourse and, as of September 30, 2026, were secured by cash and 471 retail net lease properties, including 158 properties that we contributed in connection with this transaction. As of September 30, 2026, the current leases relating to the 471 properties required annual minimum rents of $153,013 and had an aggregate undepreciated book value of $1,506,624. As discussed above, we used the net proceeds from this transaction and cash on hand to redeem all $700,000 of our outstanding 8.375% senior guaranteed unsecured notes due 2029.
Our debt maturities as of September 30, 2026 were as follows:

Year	Fixed Rate Debt
2026	$999
2027	584,150
2028	1,002,775
2029	427,038
2030	402,038
Thereafter	2,235,322
$4,652,322
None of our senior note debt obligations require principal or sinking fund payments prior to their maturity dates. Our mortgage notes require monthly principal payments as described in Part I, Item 3 of this Quarterly Report on Form 10-Q.
We currently expect to use cash on hand, the cash flows from our operations, borrowings available under our revolving credit facility, net proceeds from any asset sales, net proceeds of offerings of equity or the incurrence of debt to fund our operations, capital expenditures, investments, future debt maturities, distributions to our shareholders and other general business purposes.
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

Debt Covenants
Our debt obligations at September 30, 2026 consisted of $3,305,155 aggregate principal amount of senior notes and $1,347,167 aggregate principal amount of net lease mortgage notes. For further information regarding our indebtedness, see Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our publicly and privately issued senior notes are governed by our indentures and related supplements. These indentures, and related supplements, and our credit agreement contain covenants that generally restrict our ability to incur debt, including debt secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios. Our credit agreement, net lease mortgage notes, senior secured notes and senior unsecured notes, indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business manager. As of September 30, 2026, we believe we were in compliance with all of the covenants under our indentures and their supplements, net lease mortgage notes and our credit agreement.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures and related supplements for our senior secured and unsecured notes as of September 30, 2026:

	Actual Results	Covenant Requirement
Total debt / adjusted total assets	53.9%	Maximum of 60%
Secured debt / adjusted total assets	33.9%	Maximum of 40%
Consolidated income available for debt service / debt service	1.83x	Minimum of 1.50x
Total unencumbered assets / unsecured debt	273.2%	Minimum of 150%
Total unencumbered assets in guarantor subsidiaries / senior guaranteed unsecured debt	8.79x	Minimum of 2.20x
As of September 30, 2026, adjusted total assets for covenant purposes as defined in our senior notes indentures were $8,631,686 and assets encumbered under our revolving credit facility, serving as collateral for our net lease mortgage notes or senior secured notes represented $3,918,944 of adjusted total assets, as defined in our senior notes indentures. Our unencumbered hotels, other net lease properties and other corporate assets represent $4,093,665, $456,711 and $162,366 of adjusted total assets, respectively.
The following table presents the calculation of adjusted total assets to total assets in accordance with GAAP:

As of September 30, 2026
Total assets	$5,720,456
Plus: accumulated depreciation (1)	2,553,628
Plus: impairment and other adjustments to reflect original cost of real estate assets	573,798
Less: accounts receivable and intangibles	(216,196)
Adjusted total assets	$8,631,686
(1)Includes $95,177 of accumulated depreciation on assets of properties held for sale.
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
The following table presents summarized financial information for us and the subsidiary guarantors, on a combined basis, after elimination of (i) intercompany transactions and balances among us and the subsidiary guarantors, and (ii) equity in earnings from, and any investments in, any of our non-guarantor subsidiaries:

	As of September 30, 2026	As of December 31, 2025
Real estate properties, net (1)	$2,585,266	$3,514,819
Other assets, net	301,500	679,235

Indebtedness, net	$3,216,989	$4,711,060
Intercompany balances (2)	2,236,517	1,630,868
Other liabilities	234,083	255,069

Nine Months Ended September 30, 2026
Revenues	$832,656
Expenses	1,089,887
Net loss	$(257,231)
(1)Real estate properties, net as of September 30, 2026 includes $16,153 of properties owned directly by us and not included in the assets of the subsidiary guarantors.
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
Property and Operating Statistics (dollars in thousands, except hotel statistics)
As of September 30, 2026, we owned and managed a diverse portfolio of net lease and hotel properties across the United States and in Puerto Rico and Canada with 150 distinct brands across 22 industries.
Net Lease Portfolio
As of September 30, 2026, our net lease properties were 97.6% occupied and we had 18 properties available for lease. During the nine months ended September 30, 2026, we entered into lease renewals for 1,005,733 rentable square feet (80 properties) at weighted (by rentable square feet) average rents that were 2.8% above the prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 8.8 years. We also entered into new leases for 60,569 rentable square feet (seven properties) at rent that was 16.4% above the prior rent for the same space. The weighted (by rentable square feet) average lease term for these leases was 10.6 years.
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
As of September 30, 2026, our net lease tenants operated across 141 brands. The following table identifies the top 10 brands based on annualized minimum rent:

	Brand	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Rent Coverage (2)
1.	TravelCenters of America / Petro Stopping Centers	175	$3,270,106	64.5%	$269,547	68.2%	1.44	x	(3)
2.	The Great Escape	14	98,242	1.9%	7,711	1.9%	4.00	x
3.	Life Time Fitness	3	92,617	1.8%	6,347	1.6%	3.28	x
4.	Buehler's Fresh Foods	5	76,469	1.5%	6,223	1.6%	2.67	x
5.	Express Oil Change	23	49,724	1.0%	4,088	1.0%	5.24	x
6.	Pizza Hut	43	51,106	1.0%	4,068	1.0%	2.18	x
7.	Norms	10	53,673	1.1%	3,498	0.9%	3.55	x
8.	America's Auto Auction	6	38,314	0.8%	3,457	0.9%	10.11	x
9.	Flying J Travel Plaza	3	41,681	0.8%	3,345	0.8%	3.11	x
10.	AMC Theatres	5	57,457	1.1%	3,143	0.8%	2.45	x
	Subtotal, top 10	287	3,829,389	75.5%	311,427	78.7%	1.77	x
11.	Other (4)	435	1,185,011	23.4%	84,065	21.3%	3.65	x
12.	Vacant	18	56,705	1.1%	—	—%	—	x
	Total	740	$5,071,105	100.0%	$395,492	100.0%	2.17	x
(1)Represents the historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 31 for our definition of rent coverage.
(3)Rent coverage information provided by tenant is for all 175 sites on a consolidated basis and is as of September 30, 2026.
(4)Consists of 131 distinct brands with an average investment of $2,724 per property and average annual minimum rent of $193 per property.

As of September 30, 2026, our top 10 net lease tenants based on our annualized minimum rent are listed below:

	Tenant	Brand Affiliation	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Rent Coverage (2)
1.	TravelCenters of America Inc. (3)	TravelCenters of America / Petro Stopping Centers	175	$3,270,106	64.5%	$269,547	68.2%	1.44x
2.	Universal Pool Co., Inc.	The Great Escape	14	98,242	1.9%	7,711	1.9%	4.00x
3.	Healthy Way of Life II, LLC	Life Time Fitness	3	92,617	1.8%	6,347	1.6%	3.28x
4.	Styx Acquisition, LLC	Buehler's Fresh Foods	5	76,469	1.5%	6,223	1.6%	2.67x
5.	Express Oil Change, L.L.C.	Express Oil Change	23	49,724	1.0%	4,088	1.0%	5.24x
6.	Norms Restaurants, LLC	Norms	10	53,673	1.1%	3,498	0.9%	3.55x
7.	Automotive Remarketing Group, Inc.	America's Auto Auction	6	38,314	0.8%	3,457	0.9%	10.11x
8.	Pilot Travel Centers LLC	Flying J Travel Plaza	3	41,681	0.8%	3,345	0.8%	3.11x
9.	Fleet Farm Group LLC	Fleet Farm	1	37,802	0.7%	2,952	0.7%	2.38x
10.	Heartland Dental, LLC	Heartland Dental	35	31,045	0.6%	2,686	0.7%	5.33x
	Subtotal, top 10		275	3,789,673	74.7%	309,854	78.3%	1.80x
11.	Other (4)	Various	447	1,224,727	24.2%	85,638	21.7%	3.52x
12.	Vacant	Vacant	18	56,705	1.1%	—	—%	—x
	Total		740	$5,071,105	100.0%	$395,492	100.0%	2.17x
(1)Represents the historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 31 for our definition of rent coverage.
(3)TA is our largest tenant. As of September 30, 2026, we leased 175 travel centers (131 under the TravelCenters of America brand and 44 under the Petro Stopping Centers brand) to a subsidiary of TA under five master leases that expire in 2033. TA has five renewal options for 10 years each for all of the travel centers under each lease. BP Corporation North America Inc. guarantees payment under each of the five master leases. The aggregate guaranty as of September 30, 2026 was $2,782,917. Annualized minimum rent amounts and the rent used to calculate rent coverage are based on the stated rent amounts in the lease and exclude the impact of rents prepaid by TA. Rent coverage was 1.35x, 1.43x, 1.53x, 1.61x and 1.32x for our TA leases no. 1, no. 2, no. 3, no. 4 and no. 5, respectively. Rent coverage is as of September 30, 2026.
(4)Consists of 178 tenants with an average investment of $2,740 per property and an average annual minimum rent of $192 per property.

As of September 30, 2026, our net lease tenants operated across 21 distinct industries within the service-focused retail sector of the U.S. economy. Our top 10 industries are shown below:

	Industry	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Rent Coverage (2)
1.	Travel Centers	178	$3,311,787	65.3%	$272,892	69.1%	1.46 x		(3)
2.	Restaurants - Quick Service	211	296,723	5.9%	21,000	5.3%	2.97	x
3.	Restaurants - Casual Dining	59	213,490	4.2%	13,728	3.5%	2.90	x
4.	Health and Fitness	15	204,048	4.0%	13,362	3.4%	2.43	x
5.	Grocery Stores	19	129,152	2.5%	9,895	2.5%	3.16	x
6.	Automotive Equipment and Services	65	109,145	2.2%	8,426	2.1%	4.84	x
7.	Home Goods and Leisure	14	98,242	1.9%	7,711	1.9%	4.00	x
8.	Movie Theaters	14	134,490	2.7%	7,061	1.8%	2.41	x
9.	Medical, Dental Office	48	75,606	1.5%	6,110	1.5%	3.76	x
10.	Automotive Dealers	8	62,656	1.2%	5,345	1.4%	8.05	x
	Subtotal, top 10	631	4,635,339	91.4%	365,530	92.5%	1.97	x
11.	Other (4)	91	379,061	7.5%	29,962	7.5%	4.66	x
12.	Vacant	18	56,705	1.1%	—	—%	—	x
	Total	740	$5,071,105	100.0%	$395,492	100.0%	2.17	x
(1)Represents the historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 31 for our definition of rent coverage.
(3)Rent coverage for TA is as of September 30, 2026. Annualized minimum rent amounts and the rent used to calculate rent coverage are based on the stated rent amounts in the lease and exclude the impact of rents prepaid by TA.
(4)Primarily consists of miscellaneous businesses with an average investment of $4,166 per property.

As of September 30, 2026, lease expirations at our net lease properties by year are as follows:

Year (1)	Number of Properties	Square Feet	Annualized Minimum Rent Expiring	Percent of Total Annualized Minimum Rent Expiring	Cumulative Percent of Total Annualized Minimum Rent Expiring
2026	14	76,170	$1,575	0.4%	0.4%
2027	31	919,786	10,968	2.8%	3.2%
2028	20	586,419	9,529	2.4%	5.6%
2029	78	622,283	10,708	2.7%	8.3%
2030	24	269,526	5,874	1.5%	9.8%
2031	69	719,312	9,636	2.4%	12.2%
2032	26	299,670	4,703	1.2%	13.4%
2033	203	5,338,721	274,609	69.4%	82.8%
2034	23	293,210	5,924	1.5%	84.3%
2035	48	1,188,024	22,211	5.6%	89.9%
2036	49	509,395	9,979	2.5%	92.4%
2037	15	494,359	4,039	1.0%	93.4%
2038	7	47,654	1,284	0.3%	93.7%
2039	14	241,746	4,891	1.2%	94.9%
2040	33	223,031	6,043	1.5%	96.4%
2041	11	222,691	3,222	0.8%	97.2%
2042	15	288,309	2,385	0.6%	97.8%
2043	7	127,440	2,233	0.6%	98.4%
2044	2	93,010	278	0.1%	98.5%
2045	22	188,018	4,912	1.2%	99.7%
2046	1	6,500	216	0.1%	99.8%
Thereafter	3	219,237	273	0.2%	100.0%
Total	715	12,974,511	$395,492	100.0%
(1)The year of lease expiration is pursuant to contract terms.
As of September 30, 2026, shown below is the list of our top 10 states where our net lease properties are located. No other state represents more than 3% of our net lease annualized minimum rents.

State	Number of Properties	Square Feet	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent
Texas	56	1,182,445	$35,430	9.0%
Ohio	35	1,268,678	28,146	7.1%
Illinois	50	970,421	27,808	7.0%
California	22	399,045	26,494	6.7%
Georgia	69	573,419	20,835	5.3%
Florida	44	576,815	18,325	4.6%
Arizona	23	514,480	17,994	4.5%
Pennsylvania	27	506,563	16,045	4.1%
Indiana	36	562,721	15,781	4.0%
New Mexico	18	251,172	12,564	3.2%
Other	360	6,736,573	176,070	44.5%
Total	740	13,542,332	$395,492	100.0%

Hotel Portfolio
The following tables summarize the operating statistics, including occupancy, ADR and RevPAR reported to us by our hotel managers by hotel brand for the periods indicated. All operating data presented are based upon the operating results provided by our hotel managers for the indicated periods. We have not independently verified our managers’ operating data.

Retained & Exit Hotels*			No. of Rooms or Suites	Three Months Ended September 30,
	Service Level	No. of Hotels		Occupancy				ADR			RevPAR
Brand				2026	2025		Change	2026	2025	Change	2026	2025	Change
Retained Hotels:
Royal Sonesta Hotels®	Full Service	14	4,821	70.7%	68.4%		2.3 pts	$242.47	$231.59	4.7%	$171.32	$158.30	8.2%
Sonesta Hotels & Resorts®	Full Service	18	6,040	69.3%	67.7%		1.6 pts	169.72	163.30	3.9%	117.67	110.52	6.5%
Radisson® Hotels & Resorts	Full Service	5	1,149	68.3%	61.6%		6.7 pts	152.98	153.93	(0.6)%	104.42	94.78	10.2%
Country Inn & Suites® by Radisson	Full Service	2	346	82.8%	80.3%		2.5 pts	163.79	158.34	3.4%	135.58	127.10	6.7%
Full Service Total/Average		39	12,356	70.1%	67.7%		2.4 pts	196.60	189.22	3.9%	137.86	128.15	7.6%
Sonesta ES Suites®	Extended Stay	7	958	87.2%	81.0%		6.2 pts	153.62	151.09	1.7%	133.95	122.45	9.4%
Sonesta Select®	Select Service	7	1,028	77.3%	68.9%		8.4 pts	145.96	142.76	2.2%	112.84	98.41	14.7%
Sonesta Simply Suites®	Extended Stay	7	1,144	73.6%	73.1%		0.5 pts	132.26	125.04	5.8%	97.36	91.35	6.6%
Hyatt Place®	Select Service	17	2,107	77.3%	71.2%		6.1 pts	122.61	119.27	2.8%	94.72	84.95	11.5%
Focused Service Total/Average		38	5,237	78.3%	73.0%		5.3 pts	135.43	131.35	3.1%	106.03	95.85	10.6%
Retained Hotels Total/Average		77	17,593	72.6%	69.3%		3.3 pts	$176.95	$171.08	3.4%	$128.38	$118.53	8.3%

Exit Hotels:
Royal Sonesta Hotels®	Full Service	2	581	62.9%	55.9%		7.0 pts	$141.26	$144.08	(2.0)%	$88.90	$80.50	10.4%
Sonesta Hotels & Resorts®	Full Service	2	600	50.2%	52.1%		(1.9) pts	108.61	107.32	1.2%	54.49	55.87	(2.5)%
Crowne Plaza®	Full Service	1	495	68.3%	65.6%		2.7 pts	139.29	150.00	(7.1)%	95.09	98.36	(3.3)%
Full Service Total/Average		5	1,676	59.9%	57.4%		2.5 pts	130.82	134.14	(2.5)%	78.41	76.96	1.9%
Sonesta ES Suites®	Extended Stay	3	384	82.5%	79.4%		3.1 pts	117.45	120.55	(2.6)%	96.89	95.66	1.3%
Sonesta Simply Suites®	Extended Stay	2	244	82.5%	78.1%		4.4 pts	80.82	82.58	(2.1)%	66.71	64.54	3.4%
Focused Service Total/Average		5	628	82.5%	78.9%		3.6 pts	103.21	105.94	(2.6)%	85.17	83.57	1.9%
Exit Hotels Total/Average		10	2,304	66.1%	63.2%	2.9	pts	121.42	124.55	(2.5)%	80.25	78.76	1.9%

Retained & Exit Hotels Total/Average		87	19,897	71.8%	68.6%		3.2 pts	$171.03	$166.11	3.0%	$122.81	$113.93	7.8%
*Includes results of all hotels owned as of September 30, 2026. Excludes the results of hotels sold during the periods presented. Retained Hotels represents 53 hotels managed by Sonesta, 17 hotels managed by Hyatt and seven hotels managed by Radisson that we will continue to own after the Exit Hotels are sold. Exit Hotels represents eight hotels sold in October 2026, as well as one hotel managed by Sonesta and one hotel managed by IHG that are currently at various stages of being sold.

Retained & Exit Hotels*			No. of Rooms or Suites	Nine Months Ended September 30,
	Service Level	No. of Hotels		Occupancy				ADR			RevPAR
Brand				2026	2025		Change	2026	2025	Change	2026	2025	Change
Retained Hotels:
Royal Sonesta Hotels®	Full Service	14	4,821	67.3%	64.7%		2.6 pts	$251.85	$244.02	3.2%	$169.59	$157.84	7.4%
Sonesta Hotels & Resorts®	Full Service	18	6,040	66.8%	63.5%		3.3 pts	177.15	173.82	1.9%	118.39	110.33	7.3%
Radisson® Hotels & Resorts	Full Service	5	1,149	68.3%	62.0%		6.3 pts	157.72	153.67	2.6%	107.77	95.22	13.2%
Country Inn & Suites® by Radisson	Full Service	2	346	73.5%	68.7%		4.8 pts	149.00	146.38	1.8%	109.52	100.61	8.9%
Full Service Total/Average		39	12,356	67.4%	64.0%		3.4 pts	203.58	198.87	2.4%	137.12	127.18	7.8%
Sonesta ES Suites®	Extended Stay	7	958	81.0%	76.6%		4.4 pts	154.43	151.22	2.1%	125.14	115.77	8.1%
Sonesta Select®	Select Service	7	1,028	71.6%	67.5%		4.1 pts	136.91	136.30	0.4%	98.08	91.94	6.7%
Sonesta Simply Suites®	Extended Stay	7	1,144	71.1%	71.3%		(0.2) pts	126.61	123.54	2.5%	90.07	88.09	2.2%
Hyatt Place®	Select Service	17	2,107	73.8%	69.4%		4.4 pts	125.02	122.90	1.7%	92.25	85.29	8.2%
Focused Service Total/Average		38	5,237	74.1%	70.7%		3.4 pts	133.49	131.16	1.8%	98.93	92.78	6.6%
Retained Hotels Total/Average		77	17,593	69.4%	66.0%		3.4 pts	$181.28	$177.25	2.3%	$125.75	$116.94	7.5%

Exit Hotels:
Royal Sonesta Hotels®	Full Service	2	581	48.8%	42.9%		5.9 pts	$136.62	$137.98	(1.0)%	$66.63	$59.23	12.5%
Sonesta Hotels & Resorts®	Full Service	2	600	49.4%	53.2%		(3.8) pts	107.60	106.72	0.8%	53.15	56.81	(6.4)%
Crowne Plaza®	Full Service	1	495	71.4%	68.9%		2.5 pts	140.38	144.53	(2.9)%	100.29	99.55	0.7%
Full Service Total/Average		5	1,676	55.7%	54.3%		1.4 pts	128.83	129.46	(0.5)%	71.75	70.27	2.1%
Sonesta ES Suites®	Extended Stay	3	384	75.1%	75.6%		(0.5) pts	116.79	118.92	(1.8)%	87.74	89.86	(2.4)%
Sonesta Simply Suites®	Extended Stay	2	244	74.3%	77.4%		(3.1) pts	81.29	80.82	0.6%	60.37	62.58	(3.5)%
Focused Service Total/Average		5	628	74.8%	76.3%		(1.5) pts	103.09	103.90	(0.8)%	77.10	79.26	(2.7)%
Exit Hotels Total/Average		10	2,304	60.9%	60.3%	0.6	pts	120.21	120.64	(0.4)%	73.21	72.72	0.7%

Retained & Exit Hotels Total/Average		87	19,897	68.4%	65.3%		3.1 pts	$174.99	$171.20	2.2%	$119.67	$111.82	7.0%
*Includes results of all hotels owned as of September 30, 2026. Excludes the results of hotels sold during the periods presented. Retained Hotels represents 53 hotels managed by Sonesta, 17 hotels managed by Hyatt and seven hotels managed by Radisson that we will continue to own after the Exit Hotels are sold. Exit Hotels represents eight hotels sold in October 2026, as well as one hotel managed by Sonesta and one hotel managed by IHG that are currently at various stages of being sold.
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

Funds From Operations and Normalized Funds From Operations
We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income (loss), calculated in accordance with GAAP, plus real estate depreciation and amortization, excluding any gain or loss on sale of real estate and any loss on impairment of real estate assets, as well as adjustments to reflect our share of FFO attributable to an investee and certain other adjustments currently not applicable to us. In calculating Normalized FFO, we adjust for the items shown below. FFO and Normalized FFO are among the factors considered by our Board when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to satisfy our REIT distribution requirements, limitations in our debt agreements, the availability to us of debt and equity capital, our distribution rate as a percentage of the trading price of our common shares, or dividend yield, and our dividend yield compared to the dividend yields of other REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.
Our calculations of FFO and Normalized FFO for the three and nine months ended September 30, 2026 and 2025 and reconciliations of net loss, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Net loss		$(87,940)	$(46,945)	$(462,956)	$(201,539)
Add (less):	Depreciation and amortization	72,152	74,453	225,078	238,583
	Loss (gain) on sale of real estate, net	1,103	(25,256)	131	(25,846)
	Loss on asset impairment	53,691	27,067	270,883	81,788
	Adjustments to reflect our share of FFO attributable to an investee	1,184	1,113	3,669	3,495
FFO		40,190	30,432	36,805	96,481
Add (less):	Loss on early extinguishment of debt, net	335	529	61,589	529
	Transaction related costs	1,857	2,683	4,829	4,139
	Adjustments to reflect our share of Normalized FFO attributable to an investee	1,457	266	3,085	1,200
Normalized FFO		$43,839	$33,910	$106,308	$102,349

Weighted average common shares outstanding (basic and diluted)		129,262	33,217	97,227	33,163

Basic and diluted per common share amounts:
	Net loss	$(0.68)	$(1.41)	$(4.76)	$(6.08)
	FFO	$0.31	$0.92	$0.38	$2.91
	Normalized FFO	$0.34	$1.02	$1.09	$3.09
	Distributions declared per share	$0.05	$0.05	$0.15	$0.15

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
Fixed Rate Debt
At September 30, 2026, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Senior secured notes	$580,155	—%	$—	2027	At Maturity
Senior unsecured notes	400,000	3.950%	15,800	2028	Semi-Annually
Net lease mortgage notes	603,186	5.600%	33,778	2028	Monthly
Senior unsecured notes	425,000	4.950%	21,038	2029	Semi-Annually
Senior unsecured notes	400,000	4.375%	17,500	2030	Semi-Annually
Net lease mortgage notes	743,981	5.960%	44,341	2031	Monthly
Senior secured notes	1,000,000	8.625%	86,250	2031	Semi-Annually
Senior guaranteed unsecured notes	500,000	8.875%	44,375	2032	Semi-Annually
	$4,652,322		$263,082
No principal repayments are due under our senior unsecured or secured notes until maturity. Our net lease mortgage notes require principal and interest payments through maturity pursuant to amortization schedules. Our $580,155 senior secured notes due 2027 require no cash interest to accrue prior to maturity and will accrete at a rate of 7.50% per annum compounded semi-annually on March 30 and September 30 of each year, such that the accreted value will equal the principal amount at maturity. Because certain notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $40,722, which amount excludes $580,155 of our senior secured notes due 2027 as no interest is due until maturity. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2026 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $122,416, which amount excludes $580,155 of our senior secured notes due 2027 as no interest is due until maturity.
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
Floating Rate Debt
As of September 30, 2026, we had no amounts outstanding under our revolving credit facility. The maturity date of our revolving credit facility is June 29, 2027, and, subject to our meeting certain conditions, including our payment of an extension fee, we have an option to extend the stated maturity date of the facility by two six-month periods. No principal repayments are required under our revolving credit facility prior to maturity and repayments may be made and redrawn subject to conditions at any time without penalty.
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

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at September 30, 2026 if we were fully drawn on our revolving credit facility:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt (2)	Total Interest Expense Per Year	Annual Per Share Impact (3)
At September 30, 2026	6.50%	$650,000	$42,250	$0.43
One percentage point increase	7.50%	$650,000	$48,750	$0.50
(1)Based on SOFR plus a premium, which was 250 basis points per annum for our revolving credit facility, as of September 30, 2026.
(2)Represents the maximum amount available under our revolving credit facility.
(3)Based on diluted weighted average common shares outstanding for the nine months ended September 30, 2026.
The foregoing table shows the impact of an immediate change in floating interest rates as of September 30, 2026. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: economic and market conditions and their potential impacts on us, our tenants and our hotel managers; expectations regarding demand for corporate travel and lodging; the sufficiency of our liquidity; our liquidity needs, sources and expected uses; our capital expenditure plans and commitments; our ability to incur additional debt; our expectations concerning the extension, amendment, replacement or refinancing of our revolving credit facility; our continued focus on reducing debt; our transition to a company with the majority of our properties being service-focused retail net lease properties through the growth of our net lease portfolio and improving the performance of the Retained Hotels; our pending or potential property dispositions; and the amount and timing of future distributions.

Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•    Our ability and the ability of our tenants and managers to operate under unfavorable market and commercial real estate industry conditions due to, among other things, uncertainties surrounding interest rates and inflation, supply chain disruptions, emerging technologies, volatility in the public equity and debt markets, changing tariffs and trade policies and related uncertainty, geopolitical instability and tensions, pandemics, any U.S. government shutdown, economic downturns or a possible recession, labor market conditions or changes in real estate utilization,
•    The ability of Sonesta to successfully operate the hotels it manages for us,
•    Our ability to repay or refinance our debts as they mature or otherwise become due,
•    Our ability to sell properties at prices we target, and the timing of such sales,
•    Our ability to raise or appropriately balance the use of debt or equity capital,
•    Our ability to extend, amend, replace or refinance our revolving credit facility,
•    Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions,
•    Our ability to maintain sufficient liquidity, including the availability of borrowings under our revolving credit facility,
•    Our ability to pay interest on and principal of our debt,
•    Whether and the extent to which our tenants and managers will pay the contractual amounts of returns, rents or other obligations due to us,
•    The impact of changes in U.S. and foreign government administrative policies, including the imposition of or increases in tariffs and changes to existing trade agreements, on macroeconomic conditions, supply chains and the cost of products our operators use, and on the results of operations of our operators and us,

•    Competition within the commercial real estate, hotel, transportation and travel center and other industries in which our tenants and managers operate, particularly in those markets in which our properties are located,
•    Potential defaults under our leases and management agreements by our tenants and managers,
•    Our ability to make cost-effective improvements to our properties that enhance their appeal to net lease tenants and hotel guests,
•    Our ability to pay distributions to our shareholders and to increase or sustain the amount of such distributions,
•    Our ability to acquire properties that realize our targeted returns,
•    Our ability to identify properties that we want to acquire or to negotiate acceptable purchase prices, acquisition financing terms, management agreements or lease terms for new properties, or ability to complete acquisitions,
•    Our ability to increase rents at our net leased properties as our leases expire and hotel room rates in excess of our operating expenses and to grow our business,
•    Our ability to increase and maintain net lease property and hotel room occupancy at our properties,
•    Our ability to engage and retain qualified tenants and managers for our net lease properties and hotels on satisfactory terms,
•    Our ability to diversify our sources of rents and returns that improve the security of our cash flows,
•    Our credit ratings,
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2026:

Calendar Month	Number of Common Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	11,416	$8.41	—	$—
September 1, 2026 - September 30, 2026	81,169	6.61	—	—
Total	92,585	$6.82	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations from certain officers and certain current and former employees of RMR and Sonesta in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.

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

10.3
Omnibus Amendment of Hotel Management Agreements, dated as of September 25, 2026, by and among certain subsidiaries of Sonesta International Hotels Corporation named therein as operators and certain subsidiaries of the Company named therein as owners. (Filed herewith.)

10.4	Form of Indemnification Agreement. (Filed herewith.)

22.1	List of Subsidiary Guarantors. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICE PROPERTIES TRUST

By:	/s/ Christopher J. Bilotto
Christopher J. Bilotto
President and Chief Executive Officer
Dated: November 4, 2026

By:	/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: November 4, 2026